Form 10-K
period 2011-07-31
Easy Organic Cookery, Inc.
filed 2011-09-27
CIK 1498622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	July 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-169449

Easy Organic Cookery, Inc.
(Exact name of registrant as specified in its charter)
Nevada		98-0671108
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

375 N. Stephanie St. Suite 1411, Henderson, Nevada, 89014-8909
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		702.478.3388

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of September 7, 2011, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,830

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,033,000 as of September 7, 2011.

EASY ORGANIC COOKERY, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	28

PART I

ITEM 1: BUSINESS

Overview

Easy Organic Cookery, Inc. (“EOC, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on July 31, 2010 and established a fiscal year end of July 31. We are a development-stage Company that is committed to providing in our website free organic recipes, easy and fast to prepare, by developing services to deliver the right ingredients, appliances and also a complete organic food program for those who want to be healthier and have an eco friendly life style every day.

We have no arrangements in place with any company identified as organic food suppliers, appliances suppliers, delivery companies or nutritionists.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

General

Our mission: we are committed to provide recipes that will get organic foods without artificial fertilization and pesticides, giving our customers the pleasure of easily preparing these tasteful meals, never forgetting our social and environmental responsibilities towards our planet.

We have not yet developed any organic recipe and we have not identified and/or entered into any arrangement with respect to the sale of any of our potential future partners’ organic ingredients.

We haven’t listed or researched the appliances that we expect to provide, as it is dependent on the recipes yet to be developed. Accordingly, we have no knowledge of any source and/or availability of such appliances and we still need to plan how we expect to distribute these appliances, depending on the supplier.

We do not plan to purchase and sell organic food directly, but rather to have as yet unidentified third party suppliers/partners deliver directly to our customers all of the ingredients needed to prepare our free organic recipes under our EOC business model and those planned and selected by our nutritionists under our EOC+ business model, for those who do not want the trouble of planning what to eat and buying the ingredients every day. It will be possible to choose the days, weeks or months when someone wants to have an organic meal. Then our nutritionists will plan and select the right amount of balanced organic recipes to fulfill our client’s nutritional and dietary requirements through tasteful and delicious meals. Our service will deliver all the ingredients needed to our client’s home.

We expected that all of the ingredients necessary to prepare such recipes and meal plans shall be sourced from multiple suppliers/partners, which would allow us to possibly always have a supplier nearby our clients, resulting in faster delivery and fresher ingredients. We plan on establishing a commissioning policy for each supplier/partner. We expect that our suppliers will be able to deliver the products to our clients using their existing structure. If one or all of our suppliers can’t provide delivery service, we would have to hire a third party delivery company and, in this case, we would charge a delivery fee to our clients. In order to keep delivery costs down, we intend to seek for several clients who live in the same area, so, more deliveries would be made at each time.

Our president and director has invested $10,500 in the Company. A total of 33 other investors have invested a further $5,330 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we will cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Our business development is planned to start with Market Research and Analysis for Organic Food, during the first 3 months, legal and regulatory research on the 2nd and 3rd months, development of the detailed services concept and development of the detailed Market plan, on the 4th, 5th and 6th months; suppliers selection and partnership agreements, on the 5th, 6th and 7th months; searching and hiring nutritionists’ services for organic food elaboration, on the 8th, 9th and 10th months and the final development of our website , planned to be done from the 7th to the 12th month, when we expect to be fully functional.

We plan on fully developing our strategies on how to market our food and appliance products on the 4th, 5th and 6th months after raising enough funds. We expect to have agreement with our future suppliers in place between the 5th and 7th months after we start implementing our business plan. Around that time, we will also select the best possible organic food suppliers for EOC and EOC+ and the delivery services (we may need to hire a third party delivery company, depending on the supplier).

We expect our website to be fully functional at the end of the 12th month after we start implementing our business plan. We expect to start generating revenues once our website is ready.

The anticipated cost of market research is $5,000, the anticipated cost for developing our organic recipes is $8,000, the anticipated cost to find supplier partners and sourcing products is $2,500 and the anticipated cost for the full development of our website is $11,000.

The Company has raised $15,830 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

ITEM 1A. GENERAL

Please consider the following risk factors and other information in this annual report relating to our business and prospects before deciding to invest in our common stock.

This and any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this prospectus before deciding whether to purchase our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

The Company considers the following to be the most significant material risks to an investor. EOC should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

INVESTING IN THE COMPANY IS A HIGHLY SPECULATIVE INVESTMENT AND COULD RESULT IN THE ENTIRE LOSS OF YOUR INVESTMENT

A purchase of the offered shares is highly speculative and involves significant risks. The offered shares should not be purchased by any person who cannot afford the loss of their entire investment. The business objectives of the company are also speculative, and it is possible that we could be unable to satisfy them. The company’s shareholders may be unable to realize a substantial return on their purchase of the offered shares, or any return whatsoever, and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this annual report and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES

A market for our common stock may never develop. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board. However, our shares may never be traded on the bulletin board, or, if traded, a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS A RISK ASSOCIATED WITH INVESTING IN OUR BUSINESS

Our auditors have issued a going concern opinion regarding our Company, as we do not have material assets, nor do we have operations or a source of revenue sufficient to cover our operation costs.  The Company has a deficit accumulated since inception (July 6, 2010) through July 31, 2011 of ($14,617).  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business operations, or merge with an operating company.  There is no assurance that the Company will be successful in either situation in order to continue as a going concern. The sole officer and director has committed to advancing certain operating costs of the Company.

The ability of the Company to continue is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.  The Company is funding its initial operations issuing Founder’s shares.   As of September 6, 2011, the Company had issued 1,033,000 shares for net funds to the Company of $15,830.

We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

AS WE DO NOT HAVE AN ESCROW OR TRUST ACCOUNT FOR INVESTORS' SUBSCRIPTIONS, IF WE FILE FOR OR ARE FORCED INTO BANKRUPTCY PROTECTION, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT

Invested funds for this offering will not be placed in an escrow or trust account. Accordingly, if we file for bankruptcy protection, or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. As such, you will lose your investment and your funds will be used to pay creditors.

BUYERS WILL PAY MORE FOR OUR COMMON STOCK THAN THE PRO RATA PORTION OF THE ASSETS ARE WORTH; AS A RESULT, INVESTING IN OUR COMPANY MAY RESULT IN AN IMMEDIATE LOSS

The offering price and other terms and conditions regarding the company’s shares have been arbitrarily determined and do not bear any relationship to assets, earnings, book value or any other objective criteria of value. Additionally, no investment banker, appraiser or other independent third party has been consulted concerning the offering price for the shares or the fairness of the offering price used for the shares.

The arbitrary offering price of $0.01 per common share as determined herein is substantially higher than the net tangible book value per share of our common stock. EASY ORGANIC COOKERY’s assets do not substantiate a share price of $0.01. This premium in share price applies to the terms of this offering and does not attempt to reflect any forward looking share price subsequent to the company obtaining a listing on any exchange, or becoming quoted on the OTC Bulletin Board.

THE COMPANY’S MANAGEMENT COULD ISSUE ADDITIONAL SHARES, SINCE THE COMPANY HAS 75,000,000 AUTHORIZED SHARES, DILLUTING THE CURRENT SHARE HOLDERS’ EQUITY

The company has 75,000,000 authorized shares, of which only 11,033,000 are currently issued and outstanding. The company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERLY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY’S SHARES

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

SINCE OUR COMPANY’S SOLE OFFICER AND DIRECTOR CURRENTLY OWNS 95% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT HER DECISIONS ARE CONTRARY TO THEIR INTERESTS

The Company’s sole officer and director, Mrs. Kato, owns 95% of the outstanding shares. Accordingly, she will have full control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of Mrs. Kato may still differ from the interests of the other stockholders.

Accordingly, no person should purchase the offered shares unless willing to entrust all aspects of management to the sole officer and director, or her successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business abilities of the Company’s management.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORSEEABLE FUTURE AND AS SUCH OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT UNLESS THEY SELL THEIR SHARES OF COMMON STOCK

We do not anticipate paying dividends on our common stock in the near future, but plan rather to retain earnings, if any, for growth and expansion of our business.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no assurance that stockholders will be able to sell shares when desired.

SINCE THE COMPANY ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, WE MAY NEVER ACHIEVE PROFITABILITY

The Company anticipates increases in its operating expenses, without realizing any revenues from its business activities. Within the next 12 months, the Company will have estimated costs of $45,000, related to: (1) $5,000 in Market Research and Analysis for Organic Food; (2) $3,500 in Legal and regulatory research; (3) $2,000 in the Development of the detailed services concept; (4) $2,500 in the Development of the detailed Marketing Plan; (5) $2,500 in Suppliers selections and partnership; (6) $8,000 in Hiring nutritionists' services for organic recipes elaboration; (7) $11,000 in Website development; (8) $1,500 in Transfer Agent & Printing; (9) $6,000 in Legal & Accounting; (10) $3,000 in Stationery & copy.

There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our products will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

IF WE DO NOT OBTAIN ADEQUATE FINANCING, OUR BUSINESS WILL FAIL, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

Because our sole officer and director may be unwilling or unable to loan or advance any additional capital to EASY ORGANIC COOKERY, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plans. Due to the fact that there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment.

Besides, if we are not successful in earning revenues once we have started our sales activities, we may require additional financing to sustain business operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company’s ability to attract customers. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

SINCE WE ARE A NEW COMPANY AND LACK AN OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT

EASY ORGANIC COOKERY is a development stage company formed recently to carry out the activities described in this prospectus and thus has only a limited operating history upon which an evaluation of its prospects can be made. We were incorporated on July 6, 2010 and to date we have been involved primarily in the creation of our business plan and we have transacted no business operations. Thus, there is no internal or industry-based historical financial data upon which to estimate the company’s planned operating expenses.

The company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of market factors, including, among others, the dominance of other companies offering similar services and products, the entry of new competitors into the internet services for organic cookery, our ability to attract, retain and motivate qualified personnel, the initiation, renewal or expiration of our customer base, pricing changes by the company or its competitors, specific economic conditions in the internet services for organic cookery and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, OUR MARKETING CAMPAIGN AND SALES STRATEGY MAY NOT BE ENOUGH TO ATTRACT SUFFICIENT CLIENTS AND PARTNERS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS

Due to the fact we are small and do not have much capital, we must limit our marketing and sales activities and may not be able to make our portfolio of products and services known to potential customers and partners. Because we will be limiting our marketing and sales activities, we may not be able to attract enough customers and partners to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

AS THE COMPANY’S SOLE OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES, SHE MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HER TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR BUSINESS FAILURE

Mrs. Kato, our sole officer and director, has other business interests and currently devotes approximately 10-15 hours of her available time to our operations. Our operations may be sporadic and occur at times which are not convenient to Mrs. Kato, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business require the full business time of our sole officer and director, she is prepared to adjust her timetable to devote more time to the Company’s business. However, she may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS

The Company is entirely dependent on the efforts of its sole officer and director. Her departure or the loss of any other key personnel in the future could have a material adverse effect on the business.  There is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and director.

IT MAY BE IMPOSSIBLE TO HIRE ADDITIONAL EXPERIENCED PROFESSIONALS, IF NECESSARY, AND WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS

Since our management does not have prior experience in the selling of products and services for organic cookery, we may need to hire additional experienced personnel to assist us with the operations. If we need the additional experienced personnel and we cannot hire them, we could fail in our plan of operations and have to suspend operations or cease them entirely.

Moreover, as planned, we anticipate the need of contracting nutritionists to help us in the development of organic cookery recipes and information concerning nutritional facts about them, as our sole officer and director has limited experience in this field. If we do not succeed in finding, contracting or retaining skilled nutritionists, an important part of our business will be affected, which may lead to the suspension of our operation or the cession of it completely.

SINCE OUR SOLE OFFICER AND DIRECTOR RESIDES IN SAO PAULO, BRAZIL, THE COMPANY MAY FACE SOME DIFFICULTIES DEVELOPING ITS BUSINESS IN THE UNITED STATES

Since our management’s residence is in the city of Sao Paulo, in Brazil, her ability to start and manage our business in the United States is limited. Due to this fact, all the contact with our possible suppliers and partners will not be in person, which can negatively affect the results of a partnership or business negotiation.  If we cannot establish the proper relationship with our possible suppliers and partners, our business will fail, resulting in the total loss of our shareholders investments.

WE MAY NOT BE ABLE TO FIND SUITABLE SUPPLIERS AND CLOSE PARTNERSHIPS REQUIRED FOR OUR BUSINESS TO WORK.

An important part of our business concept and of revenue generation will rely on our ability to select and retain organic food suppliers and cookware suppliers. If we are unable to find suitable suppliers and we do not have the ability to have profitable partnerships with them, our operation would be affected. In this case, our ingredient delivery service could fail and our revenue would decrease without the commission coming from the cookware selling.

Therefore, our operation, revenue and financial success could be severely affected, resulting in the suspension of our operation or the cession of it completely.

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING EASY ORGANIC COOKERY’S BUSINESS, OUR BUSINESS PLAN MAY FAIL

Our management does not have any specific training in running an internet service for selling products and services for organic cookery. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

BECAUSE WE ARE NOT ESTABLISHED, OUR PRODUCTS,  SERVICES AND NAME HAVE LITTLE, IF ANY, NAME RECOGNITION, WE MAY BE PREVENTED FROM GENERATING REVENUES, WHICH WILL REDUCE THE VALUE OF YOUR INVESTMENT

Because we are a new company with new services and products and we have not conducted advertising, there is little or no recognition of our name. As a result, consumers may search services and products other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

THE COMPANY MAY BE UNABLE TO MAKE NECESSARY ADJUSTMENTS ON ITS WEBSITE IN A TIMELY MATTER, WHICH WOULD DIRECTLY AFFECT OUR BUSINESS

In the case of any problem on our Website, due to an attack by hackers, viruses or any other factor, it is fundamental to resolve the problem almost immediately, as we are dependent on our website to generate revenue. Because the Company does not have an exclusive technician to detect and deal with any  problem with our website, it may take us some time to realize that a problem exist and after that, it may take long time until we find a capable and available technician to solve our website issue.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. Our president provides office space without charge.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of August 31, 2011 the Company has thirty-three (33) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our July 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.  See “July 31, 2011 Audited Financial Statements - Auditors Report.”

As of July 31, 2011, EOC had $3,856 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If EOC is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in EOC having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because EOC is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If EOC cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in EOC common stock would lose all of their investment.

The development and marketing of our products will begin over the next 12 months. EOC does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended July 31, 2011.  As of the fiscal year ended July 31, 2011 we had $3,856 of cash on hand in the bank. We incurred operating expenses in the amount of $8,593 in the fiscal year ended July 31, 2011. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $14,617.

A comparison to the fiscal year ended June 30, 2010 would not be meaningful since the Company only had 24 days in the last fiscal year.

EOC has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $45,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $8,250 over this same period. The officer and director, Toshiko Iwamoto Kato has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2011 and 2010

Audited

To the Board of Directors and Stockholders

Easy Organic Cookery, Inc.

We have audited the accompanying balance sheets of Easy Organic Cookery, Inc. (A Development Stage Company) as of July 31, 2011 and 2010, and the related statements of operations, stockholder’s deficit and cash flows for the year ended July 31, 2011, from inception (July 6, 2010) through July 31, 2010, and from inception (July 6, 2010) through July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Organic Cookery, Inc. (A Development Stage Company) as of July 31, 2011 and 2010, and the results of its operations and cash flows for the year ended July 31, 2011, from inception (July 6, 2010) through July 31, 2010, and from inception (July 6, 2010) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

August 29, 2011

2580 Anthem Village Dr., Henderson, NV  89052

Telephone (702) 563-1600   Facsimile (702) 920-8049

                                                                                                                                                                                                          15

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	July 31, 2011	July 31, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$3,856	$-
TOTAL CURRENT ASSETS	3,856	-
TOTAL ASSETS	$3,856	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,000	$5,250
Loans from related party	1,973	774
TOTAL CURRENT LIABILITIES	7,973	6,024
TOTAL LIABILITIES	7,973	6,024

STOCKHOLDER'S DEFICIT
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,033,000 and 10,500,000 shares of common stock
as of July 31,2011 and 2010, respectively	11,033	10,500
Additional paid in capital	4,797	-
Subscription receivable	(5,330)	(10,500)
Accumulated deficit	(14,617)	(6,024)
TOTAL STOCKHOLDER'S DEFICIT	(4,117)	(6,024)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$3,856	$-

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Inception	from inception
	ended	(July 6, 2010) to	(July 6, 2010) to
	July 31, 2011	July 31, 2010	July 31, 2011
REVENUE

Revenues	$-	$-	$-
Total revenues	$-	$-	$-

EXPENSES

Office and general	$2,093	$774	$2,867
Professional fees	6,500	5,250	11,750
Total expenses	$8,593	$6,024	$14,617

NET LOSS	$(8,593)	$(6,024)	$(14,617)

BASIC LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	$10,524,575	10,500,000

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
From inception (July 6, 2010) to July 31, 2011

Audited
					Deficit
		Common Stock			accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

At inception (July 6, 2010)	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.001 per share on July 30, 2010	10,500,000	10,500	-	(10,500)	-	-

Net loss					(6,024)	(6,024)
Balance, July 31, 2010	10,500,000	10,500	-	(10,500)	(6,024)	(6,024)

Subscriptions proceeds August 9, 2010	-	-	-	10,500	-	10,500

Common stock issued for cash at
$0.01 per share in July 2011	533,000	533	4,797	(5,330)	-	-

Net loss					(8,593)	(8,593)
Balance, July 31, 2011	11,033,000	$11,033	$4,797	$(5,330)	$(14,617)	$(4,117)

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Audited
			Cumulative
			results
	Year	Inception	from inception
	Ended	(July 6, 2010) to	(July 6, 2010) to
	July 31, 2011	July 31, 2010	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,593)	(6,024)	(14,617)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accrued expenses	750	5,250	6,000
NET CASH USED IN OPERATING ACTIVITIES
	(7,843)	(774)	(8,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	10,500	-	10,500
Loan from related party	1,199	774	1,973
NET CASH PROVIDED BY FINANCING ACTIVITIES
	11,699	774	12,473

NET INCREASE IN CASH	3,856	-	3,856

CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$3,856	$-	$3,856

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES
Subscriptions receivable	$(5,330)	$(10,500)	$(5,330)

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on July 6, 2010 and established a fiscal year end of July 31. It is a development-stage Company in accordance with FASB ASC 915. Our website is going to offer free organic recipes, easy and fast to prepare and also provide services to deliver the right ingredients, appliances and a complete organic food program for those who want to be healthier and have an eco-friendly lifestyle every day.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents held at July 31, 2011 or July 31, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At July 31, 2011 and July 31, 2010, the balance did not exceed the federally insured limit.

Advertising

Advertising costs are expensed as incurred.  As of July 31, 2011, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of ($4,117), an accumulated deficit of ($14,617) and net loss from operations since inception of ($14,617). The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of July 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2011

NOTE 4 – CAPITAL STOCK (continued)

On July 28, 2010, 10,500,000 shares were issued at $0.001 in exchange for $10,500 receivable to the founder of the Company. The net funds were received August 8, 2010.

In July 2011, 533,000 shares were issued at $0.01 in exchange for $5,330 receivable.  The net funds were received in August, 2011.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $1,973 as a loan from a related party. The loan is unsecured, payable on demand and non-interest bearing.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of July 31, 2011 and 2010 are as follows:

	July 31, 2011	July 31, 2010

Net operating loss carry forward	14,617	6,024
Effective Tax rate	35%	35%
Deferred Tax Assets	5,116	2,108
Less: Valuation Allowance	(5,116)	(2,108)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2030 and 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, operating from their offices in Henderson, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisitions, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of July 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of July 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of July 31, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management’s report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Toshiko Iwamoto Kato has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The Company’s current Audit Committee consists solely of Toshiko Iwamoto Kato, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Toshiko Iwamoto Kato	66	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Toshiko Iwamoto Kato has held her offices/positions since inception of our company.

Background of officers and Directors

Toshiko Iwamoto Kato

Mrs. Toshiko Kato has been cooking and trying organic recipes for almost 5 years, acquiring experience in the process of choosing the best ingredients and the perfect seasoning for each one and defining a balanced menu for a complete meal. The result was invitations for parties and family’s reunions to cook organic recipes, helping her to have a good sense of cost and managerial skills in the cookery area.

Before that, Mrs. Kato worked in the “Haute Couture” business, creating exclusive custom-fitted clothing. Her main education background came from the “Centro Educacional Michie Akama”, a center of education based on Japanese teaching method to prepare for professional life.

Nowadays Mrs. Kato is looking for internet courses to update her knowledge in business administration, in areas such as marketing, finance and accounting.

Mrs. Kato has been retired for the last 5 years, as of the date of this prospectus.

Mrs. Kato is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Easy Organic Cookery, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted share awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or directors. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percentage of Ownership
Common Stock	Toshiko Iwamoto Kato Rua Loefgreen 1654, ap 113 Sao Paulo, SP, Brasil 04040-002	10,500,000	95.0%
	All Beneficial Owners as a Group (1 person)	10,500,000	95.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Mrs. Kato anticipates devoting at a minimum of ten to fifteen percent of her available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended July 31, 2011 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.   We incurred $3,500 in fees for fiscal year ended July 31, 2010.

During the fiscal year ended July 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Easy Organic Cookery, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2010)

3.2	Bylaws of Easy Organic Cookery, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2010)

10.1 INS	XBRL Instance Document *

10.1 SCH	XBRL Taxonomy Extension Schema *
10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase *

10.1 DEF	XBRL Taxonomy Extension Definition Linkbase *

10.1 LAB	XBRL Taxonomy Extension Label Linkbase *

10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase *

23.1	Consent of De Joya Griffith & Company, LLC

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer **

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer ***

*

Includes the following materials contained in this Annual Report on Form 10-K for the fiscal year ended July 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

**     Included in Exhibit 31.1

***   Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Easy Organic Cookery, Inc.

BY:      /s/ Toshiko Iwamoto Kato

 ----------------------

Toshiko Iwamoto Kato

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  September 26, 2011