Form 10-Q
period 2011-10-31
Easy Organic Cookery, Inc.
filed 2011-12-07
CIK 1498622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-169449
Easy Organic Cookery, Inc.
(Exact name of registrant as specified in its charter)

Nevada			98-0671108
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

375 N. Stephanie St. Suite 1411, Henderson, Nevada, 89014-8909
(Address of principal executive offices) (Zip Code)

(702) 478-3388
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

As of November 29, 2011, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,830

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,033,000 as of November 29, 2011.

EASY ORGANIC COOKERY, INC.

QUARTERLY REPORT ON FORM 10-Q

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2011

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S DEFICIT

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

BALANCE SHEETS

	October 31, 2011	July 31, 2011
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$4,470	$3,856
TOTAL CURRENT ASSETS	4,470	3,856
TOTAL ASSETS	$4,470	$3,856

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,200	$6,000
Loans from related party	1,973	1,973
TOTAL CURRENT LIABILITIES	9,173	7,973
TOTAL LIABILITIES	9,173	7,973

STOCKHOLDER'S EQUITY
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,033,000 shares of common stock	11,033	11,033
Additional paid in capital	4,797	4,797
Subscription receivable	-	(5,330)
Deficit accumulated during the development stage	(20,533)	(14,617)
TOTAL STOCKHOLDER'S DEFICIT	(4,703)	(4,117)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$4,470	$3,856

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(July 6, 2010) to
	October 31, 2011	October 31, 2010	October 31, 2011
REVENUE

Revenues	$-	$-	$-
Total revenues	$-	$-	$-

EXPENSES

Office and general	$1,416	$1,410	$4,283
Professional fees	4,500	1,500	16,250
Total expenses	$5,916	$2,910	$20,533

NET LOSS	$(5,916)	$(2,910)	$(20,533)

BASIC LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$11,033,000	10,500,000

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S DEFICIT
From inception (July 6, 2010) to October 31, 2011

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

At inception (July 6, 2010)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share
on July 30, 2010	10,500,000	10,500	-	(10,500)	-	-

Net loss					(6,024)	(6,024)

Balance, July 31, 2010	10,500,000	10,500	-	(10,500)	(6,024)	(6,024)

Subscriptions proceeds August 9, 2010				10,500		10,500

Common stock issued for cash at $0.001 per share
in July 2011	533,000	533	4,797	(5,330)		-

Net loss					(8,593)	(8,593)

Balance, July 31, 2011	11,033,000	11,033	4,797	(5,330)	(14,617)	(4,117)

Subscriptions proceeds August 12, 2011				5,330		5,330

Net loss					(5,916)	(5,916)

Balance, October 31, 2011	11,033,000	$11,033	$4,797	$-	$(20,533)	$(4,703)

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(July 6, 2010) to
	October 31, 2011	October 31, 2010	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,916)	$(2,910)	$(20,533)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	1,200	(2,250)	7,200

NET CASH USED IN OPERATING ACTIVITIES	(4,716)	$(5,160)	(13,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,330	10,500	15,830
Loan from related party	-	650	1,973
NET CASH PROVIDED BY FINANCING ACTIVITIES
	5,330	11,150	17,803

NET INCREASE IN CASH	614	5,990	4,470

CASH, BEGINNING OF PERIOD	3,856	-	-

CASH, END OF PERIOD	$4,470	$5,990	$4,470

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

( Unaudited)

October 31, 2011

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements. The results of operations for the quarter ended October 31, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates. Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes are made in estimates as circumstances warrant. Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and accounts payable because they are short term in nature or they are payable on demand.

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

( Unaudited)

October 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $4,703 and an accumulated deficit of $20,533 The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seek equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $1,973 as a loan from a related party. The loan is unsecured, payable on demand and non-interest bearing.

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

( Unaudited)

October 31, 2011

NOTE 5 - STOCKHOLDER'S DEFICIT

On August 12, 2011 the Company the Company received payment for the $5,330 subscription receivable outstanding on July 31, 2011

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project, and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Easy Organic Cookery, Inc. (“EOC, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on July 06, 2010 and established a fiscal year end of July 31. We are a development-stage Company that is committed to providing in our website free organic recipes, easy and fast to prepare, by developing services to deliver the right ingredients, appliances and also a complete organic food program for those who want to be healthier and have an eco friendly life style every day.

We have no arrangements in place with any company identified as organic food suppliers, appliance suppliers, delivery companies or nutritionists.

The Company has not been involved in any bankruptcy, receivership, or similar proceedings since its incorporation nor has it been involved in any reclassification, merger, or consolidation.  We have no plans to change our business activities.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended October 31, 2011 we had $4,470 of cash on hand. We incurred operating expenses in the amount of $5,916 in the quarter ended October 31, 2011. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 4,500,000 of or our common stock for sale to the public.  Our registration statement became effective on June 14, 2011 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

If EOC is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure.  However, if such financing were available, because EOC is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If EOC cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in EOC common stock would lose all of their investment.

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

We plan on fully developing our strategies on how to market our food and appliance products on the 4th, 5th and 6th months after raising enough funds. We expect to have agreements with our future suppliers in place between the 5th and 7th months after we start implementing our business plan.  Around that time, we will also select the best possible organic food suppliers for EOC and EOC+ and the delivery services (we may need to hire a third party delivery company, depending on the supplier).

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sell of any significant equipment and have no current material commitments.

Capital Resources

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Toshiko Iwamoto Kato has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mrs. Kato’s expression is neither a contract nor agreement between her and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended July 31, 2011, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer, and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

3.1

Articles of Incorporation [1]

3.2

By-Laws [1]

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

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer ***

[1]    Incorporated by reference from the Company’s filing with the Commission on September 17, 2010.

*

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

**    Included in Exhibit 31.1

***  Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easy Organic Cookery, Inc.

BY:      /s/ Toshiko Iwamoto Kato

 ----------------------

Toshiko Iwamoto Kato

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated: December 07, 2011