Form 10-Q
period 2012-01-31
Easy Organic Cookery, Inc.
filed 2012-03-14
CIK 1498622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-169449
Easy Organic Cookery, Inc.
(Exact name of registrant as specified in its charter)

Nevada			98-0671108
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,033,000 as of March 02, 2012.

EASY ORGANIC COOKERY, INC.

QUARTERLY REPORT ON FORM 10-Q

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2012

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S DEFICIT

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2012	July 31, 2011
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$160	$3,856
TOTAL CURRENT ASSETS	160	3,856
TOTAL ASSETS	$160	$3,856

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,500	$6,000
Loans from related party	1,973	1,973
TOTAL CURRENT LIABILITIES	9,473	7,973
TOTAL LIABILITIES	9,473	7,973

STOCKHOLDER'S DEFICIT
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,033,000 shares of common stock	11,033	11,033
Additional paid in capital	4,797	4,797
Subscription receivable	-	(5,330)
Deficit accumulated during the development stage	(25,143)	(14,617)
TOTAL STOCKHOLDER'S DEFICIT	(9,313)	(4,117)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$160	$3,856

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

	Three months	Three months		Six months	Six months	Cumulative results from inception
	ended	ended		ended	ended	(July 6, 2010) to
	January 31, 2012	January 31, 2011		January 31, 2012	January 31, 2011	January 31, 2012
REVENUE

Revenues	$-	$-		$-	$-	$-
Total revenues	-	-		-	-	-

EXPENSES

Office and general	110	-		1,526	1,410	4,393
Professional fees	4,500	3,500		9,000	5,000	20,750
Total expenses	4,610	3,500		10,526	6,410	25,143

NET LOSS	$(4,610)	$(3,500)		$(10,526)	$(6,410)	$(25,143)

BASIC LOSS PER COMMON SHARE
	$-	$-	$	- $	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	11,033,000	10,500,000		11,033,000	10,500,000

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S DEFICIT
From inception (July 6, 2010) to January 31, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

At inception (July 6, 2010)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on July 30, 2010	10,500,000	10,500	-	(10,500)	-	-

Net loss					(6,024)	(6,024)

Balance, July 31, 2010	10,500,000	10,500	-	(10,500)	(6,024)	(6,024)

Subscriptions proceeds August 9, 2010				10,500		10,500

Common stock issued for cash at $0.001
per share in July 2011	533,000	533	4,797	(5,330)		-

Net loss					(8,593)	(8,593)

Balance, July 31, 2011	11,033,000	11,033	4,797	(5,330)	(14,617)	(4,117)

Subscriptions proceeds August 12, 2011				5,330		5,330

Net loss					(10,526)	(10,526)

Balance, January 31, 2012	11,033,000	$11,033	$4,797	$-	$(25,143)	$(9,313)

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Unaudited

			Cumulative results
	Six months	Six months	from inception
	ended	ended	July 6, 2010 to
	January 31, 2012	January 31, 2011	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,526)	$(6,410)	$(25,143)
Changes in operating assets and liabilities

Increase in accrued expenses	1,500	1,250	7,500

NET CASH USED IN OPERATING ACTIVITIES	(9,026)	$(5,160)	(17,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,330	10,500	15,830
Loan from related party	-	650	1,973
NET CASH PROVIDED BY FINANCING ACTIVITIES
	5,330	11,150	17,803

NET INCREASE (DECREASE) IN CASH	(3,696)	5,990	160

CASH, BEGINNING OF PERIOD	3,856	-	-

CASH, END OF PERIOD	$160	$5,990	$160

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

( Unaudited)

January 31, 2012

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements. The results of operations for the quarter ended January 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and loans from related party. Fair values were assumed to approximate carrying values for cash, accounts payable and loans from related party because they are short term in nature or they are payable on demand.

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

( Unaudited)

January 31, 2012

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $9,313 and an accumulated deficit of $25,143 The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

EASY ORGANIC COOKERY, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

( Unaudited)

January 31, 2012

NOTE 5 - STOCKHOLDER'S DEFICIT

 On August 12, 2011 the Company the Company received payment for the $5,330 subscription receivable outstanding on July 31, 2011.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended January 31, 2012 we had $160 of cash on hand. We incurred operating expenses in the amount of $4,610 in the quarter ended January 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry at its business plan.  Our President, Toshiko Iwamoto Kato has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mrs. Kato’s expression is neither a contract nor agreement between her and the company.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

*

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

**    Included in Exhibit 31.1

***  Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easy Organic Cookery, Inc.

Dated:  March 14, 2012

BY: /s/ Toshiko Iwamoto Kato

----------------------

Toshiko Iwamoto Kato

President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer