Form 10-K
period 2012-07-31
Easy Organic Cookery, Inc.
filed 2012-11-13
CIK 1498622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended: July 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission file number: 000-54552

                           Easy Organic Cookery, Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                              98-0671108
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

6365 NW 6th Way, Suite 160, Ft. Lauderdale, FL                     33309
  (Address of principal executive offices)                       (Zip Code)

                                 (800)431-5654
              (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of November 8, 2012, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,830

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,033,000 as of November 13, 2012.

                           EASY ORGANIC COOKERY, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                          Number
                                                                          ------
Item 1   Business                                                              3
Item 1A  Risk Factors                                                          3
Item 1B  Unresolved Staff Comments                                             7
Item 2   Properties                                                            7
Item 3   Legal Proceedings                                                     7
Item 4   Mine Safety Disclosures                                               7

                                     PART II

Item 5   Market for the Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                     7
Item 6   Selected Financial Data                                               7
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8
Item 7A  Quantitative and Qualitative Disclosure about Market Risk             9
Item 8   Financial Statements and Supplementary Data                          10
Item 9   Changes and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 19
Item 9A  Controls and Procedures                                              19
Item 9B  Other Information                                                    22

                                    PART III

Item 10  Directors, Executive Officers and Corporate Governance               23
Item 11  Executive Compensation                                               24
Item 12  Security Ownership of Certain Beneficial Owners and Management       25
Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                         25
Item 14  Principal Accounting Fees and Services                               25

                                     PART IV

Item 15  Exhibits and Financial Statement Schedules                           26

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Easy Organic Cookery, Inc. ("EOC, "we", "the Company") was incorporated in the State of Nevada as a for-profit Company on July 6, 2010 and established a fiscal year end of July 31. We are a development-stage Company. Due to economic conditions and the limited amount of funding raised in our offering of shares, the Company has been unable to attain any level of success. In order to maximize shareholder value there was a change of management and we are now considering available options for future growth.

Our management has been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing and looking for other opportunities including business combinations.

In implementing a structure for a particular business combination or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. At this stage, we can provide no assurance that we will be able to raise funding to continue our business as is or locate compatible business opportunities, what additional financing we will require to complete a combination with another business opportunity or whether the opportunity's operations will be profitable.

Historically, we have been able to raise a limited amount of capital through sales of our equity stock, but we are uncertain about our continued ability to raise funds by sales of our stock. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a combination or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

As of July 31, 2012 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

ITEM 1A. RISK FACTORS

Please consider the following risk factors and other information in this annual report relating to our business and prospects before deciding to invest in our common stock.

This and any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding whether to purchase our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

INVESTING IN THE COMPANY IS A HIGHLY SPECULATIVE INVESTMENT AND COULD RESULT IN THE ENTIRE LOSS OF YOUR INVESTMENT

A purchase of our shares is highly speculative and involves significant risks. The shares should not be purchased by any person who cannot afford the loss of their entire investment. The business objectives of the company are speculative, and it is possible that we could be unable to satisfy them. The company's shareholders may be unable to realize a substantial return on their purchase of the offered shares, or any return whatsoever, and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this annual report and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES

An active trading market for our common stock may never develop. Our shares are currently quoted on the OTC Bulletin Board. However, no active trading market has been established. If our common stock is not actively traded on the bulletin board, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS A RISK ASSOCIATED WITH INVESTING IN OUR BUSINESS

Our auditors have issued a going concern opinion regarding our Company, as we do not have material assets, nor do we have operations or a source of revenue sufficient to cover our operation costs. The Company has a deficit accumulated since inception (July 6, 2010) through July 31, 2012 of $(24,936).

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

As of July 31, 2012, the Company had issued 11,033,000 shares for net funds to the Company of $15,830.

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

THE COMPANY'S MANAGEMENT COULD ISSUE ADDITIONAL SHARES, SINCE THE COMPANY HAS 75,000,000 AUTHORIZED SHARES, DILLUTING THE CURRENT SHARE HOLDERS' EQUITY

The company has 75,000,000 authorized shares, of which only 11,033,000 are currently issued and outstanding. The company's management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the company's current shareholders. Additionally, large share issuances would generally have a negative impact on the company's share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

OUR SHARES ARE CONSIDERED A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERLY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY'S SHARES

Our stock trades below $5.00 per share, and is therefore known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

SINCE ONE INVESTOR CURRENTLY OWNS 95% OF THE OUTSTANDING COMMON STOCK, OTHER INVESTORS MAY FIND THAT HIS DECISIONS ARE CONTRARY TO THEIR INTERESTS

One investor owns 95% of the outstanding shares of the Company. Accordingly, he may have control in determining the outcome of some corporate transactions or other matters, including mergers, consolidations and also the power to prevent or cause a change in control. The interests of this shareholder may still differ from the interests of the other stockholders.

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

IF WE DO NOT OBTAIN ADEQUATE FINANCING, OUR BUSINESS WILL FAIL, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

Because our sole officer and director may be unwilling or unable to loan or advance any capital to EASY ORGANIC COOKERY, we believe that if we do not raise additional capital within 12 months, we may be required to suspend or cease operations.

Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when and if required. Obtaining financing would be subject to a number of factors. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

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

AS THE COMPANY'S SOLE OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES, HE MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR BUSINESS FAILURE

Mr. Gallo, our sole officer and director, has other business interests and currently devotes approximately 10-15 hours of his available time to our operations. If the demands of the Company's business require the full business time of our sole officer and director, he may not be able to devote sufficient time to the management of the Company's business. This could have a significant negative effect on the success of the Company.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS

The Company is entirely dependent on the efforts of its sole officer and director. His departure or the loss of any other key personnel in the future could have a material adverse effect on the business. There is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and director.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares have been quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol "ECOO" since December 23, 2011. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

As of the date of this filing, there has been no public trading of our securities, and, therefore, no high and low bid pricing.

As of July 31, 2012 the Company has thirty-three (33) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report on our July 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "July 31, 2012 Audited Financial Statements - Auditors Report."

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses $17,819 and $8,593 for the years ended July 31, 2012 and 2011, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net losses are $10,319 and $8,593 for the years then ended July 31, 2012 and 2011 respectively and our net loss from inception through July 31, 2012 was $24,936.

Cash provided by proceeds from the sale of common stock financing activities from inception through the year ended July 31, 2012 was $15,830 resulting from the sale of common stock to our founder who purchased 10,500,000 shares of our Common Stock at $0.001 per share on July 28, 2010 for proceeds of $10,500 and the sale of 533,000 shares at $0.01 pursuant to a Registration Statement on Form S-1 filed with the SEC. In July, 2010 the offering was closed with proceeds of $5,330.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2012 was $160, with $9,266 in outstanding liabilities, consisting of $8,966 in a loan payable to a related party and $300 in accounts payable and accrued liabilities. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to July 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

Due to economic conditions and the limited amount of funding raised in our offering of shares, the Company has been unable to attain any level of success. In order to maximize shareholder value there was a change of management and we are now considering available options for future growth.

Our management has been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing and looking for other opportunities including business combinations.

In implementing a structure for a particular business combination or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. At this stage, we can provide no assurance that we will be able to raise funding to continue our business as is or locate compatible business opportunities, what additional financing we will require to complete a combination with another business opportunity or whether the opportunity's operations will be profitable.

Historically, we have been able to raise a limited amount of capital through sales of our equity stock, but we are uncertain about our continued ability to raise funds by sales of our stock. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a combination or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

As of July 31, 2012 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       [LETTERHEAD OF DEJOYA GRIFFITH LLC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Easy Organic Cookery, Inc.

We have audited the accompanying balance sheets of Easy Organic Cookery, Inc. (A Development Stage Company) as of July 31, 2012 and 2011 and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended and for the period from inception (July 6, 2010) through July 31, 2012. Easy Organic Cookery, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Organic Cookery, Inc. (A Development Stage Company) as of July 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (July 6, 2010) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith, LLC
---------------------------------------
Henderson, Nevada
November 6, 2012

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                    (Audited)
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                 July 31, 2012      July 31, 2011
                                                                 -------------      -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    160           $  3,856
                                                                    --------           --------
      TOTAL CURRENT ASSETS                                               160              3,856
                                                                    --------           --------

      TOTAL ASSETS                                                  $    160           $  3,856
                                                                    ========           ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $    300           $  6,000
  Loan from related party                                              8,966              1,973
                                                                    --------           --------
      TOTAL CURRENT LIABILITIES                                        9,266              7,973
                                                                    --------           --------

      TOTAL LIABILITIES                                                9,266              7,973
                                                                    ========           ========

STOCKHOLDERS' DEFICIT
  Capital Stock (Note 4),
    Authorized
      75,000,000 shares of common stock, $0.001 par value,
    Issued and outstanding
      11,033,000 shares of common stock                               11,033             11,033
  Additional paid in captal                                            4,797              4,797
  Subscription receivable                                                 --             (5,330)
  Deficit accumulated during development stage                       (24,936)           (14,617)
                                                                    --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                     (9,106)            (4,117)
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    160           $  3,856
                                                                    ========           ========


  The Accompanying footnotes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                    (Audited)
--------------------------------------------------------------------------------

                                                                                 Cumulative results
                                                                                   from inception
                                      Year ended             Year ended          (July 6, 2010) to
                                     July 31, 2012          July 31, 2011          July 31, 2012
                                     -------------          -------------          -------------
REVENUE
  Revenues                            $         --           $         --           $         --
                                      ------------           ------------           ------------
TOTAL REVENUES                                  --                     --                     --
                                      ------------           ------------           ------------
EXPENSES
  Office and General                         2,069                  2,093                  4,936
  Professional Fees                         15,750                  6,500                 27,500
                                      ------------           ------------           ------------
TOTAL EXPENSES                              17,819                  8,593                 32,436
                                      ------------           ------------           ------------
NET OPERATING LOSS                         (17,819)                (8,593)               (32,436)

OTHER INCOME(EXPENSE)
  Forgiveness of Payables                    7,500                     --                  7,500
                                      ------------           ------------           ------------
TOTAL OTHER INCOME(EXPENSES)                 7,500                     --                  7,500

NET LOSS                              $    (10,319)          $     (8,593)          $    (24,936)
                                      ============           ============           ============

BASIC LOSS PER COMMON SHARE           $      (0.00)          $      (0.00)
                                      ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              11,033,000             10,524,575
                                      ============           ============


  The Accompanying footnotes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 From inception (July 6, 2010) to JULY 31, 2012
                                    (Audited)
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                             Common Stock                                         Accumulated
                                        ----------------------       Additional      Share        During the
                                       Number of                      Paid-in      Subscrition    Development
                                        Shares          Amount        Capital      Receivable        Stage          Total
                                        ------          ------        -------      ----------        -----          -----
AT INCEPTION (JULY 6, 2010)                   --      $      --       $    --      $      --       $      --      $     --

Common stock issued for cash
 at $0.001 per share on
 July 28, 2010                        10,500,000         10,500            --        (10,500)             --            --

Net loss                                      --             --            --             --          (6,024)       (6,024)
                                      ----------      ---------       -------      ---------       ---------      --------
BALANCE, JULY 31, 2010                10,500,000         10,500            --        (10,500)         (6,024)       (6,024)

Subscriptions proceeds
 August 8, 2010                               --             --            --         10,500              --        10,500

Common stock issued for cash
 at $0.01 per share in
 July 2011                               533,000            533         4,797         (5,330)             --            --

Net loss                                      --             --            --             --          (8,593)       (8,593)
                                      ----------      ---------       -------      ---------       ---------      --------
BALANCE, JULY 31, 2011                11,033,000         11,033         4,797         (5,330)        (14,617)       (4,117)

Subscriptions proceeds
 August 12, 2011                              --             --            --          5,330              --         5,330

Net loss                                      --             --            --             --         (10,319)      (10,319)
                                      ----------      ---------       -------      ---------       ---------      --------

BALANCE, JULY 31, 2012                11,033,000      $  11,033       $ 4,797      $      --       $ (24,936)     $ (9,106)
                                      ==========      =========       =======      =========       =========      ========


  The Accompanying footnotes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                    (Audited)
--------------------------------------------------------------------------------

                                                                                                           Cumulative results
                                                                                                             from inception
                                                                         Year Ended         Year Ended      (July 6, 2010) to
                                                                        July 31, 2012      July 31, 2011      July 31, 2012
                                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $(10,319)          $ (8,593)          $(24,936)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Forgivenesss of loan                                                   (7,500)                --             (7,500)
     Increase in accrued expenses                                            1,800                750              7,800
                                                                          --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                      (16,019)            (7,843)           (24,636)
                                                                          --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         5,330             10,500             15,830
  Loan from related party                                                    6,993              1,199              8,966
                                                                          --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   12,323             11,699             24,796
                                                                          --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                             (3,696)             3,856                160
CASH, BEGINNING OF PERIOD                                                    3,856                 --                 --
                                                                          --------           --------           --------

CASH, END OF PERIOD                                                       $    160           $  3,856           $    160
                                                                          ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES:
Cash paid for:
  Interest                                                                $     --           $     --           $     --
                                                                          ========           ========           ========
  Income Taxes                                                            $     --           $     --           $     --
                                                                          ========           ========           ========
NON CASH FINANCING ACTIVITIES
  Subscription receivable                                                 $     --           $ (5,330)          $     --
                                                                          ========           ========           ========


  The Accompanying footnotes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                        (A Development Stage Enterprise)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements present the balance sheets and statements of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents held at July 31, 2012 or July 31, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At July 31, 2012 and July 31, 2011, the balance did not exceed the federally insured limit.

ADVERTISING
Advertising costs are expensed as incurred. As of July 31, 2012 and 2011, no advertising costs have been incurred.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or

                           EASY ORGANIC COOKERY, INC.
                        (A Development Stage Enterprise)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

                           EASY ORGANIC COOKERY, INC.
                        (A Development Stage Enterprise)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS
The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of ($9,106), an accumulated deficit of ($24,936) and net loss from operations since inception of ($24,936). The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 28, 2010, 10,500,000 shares were issued at $0.001 in exchange for $10,500 receivable to the founder of the Company. The net funds were received on August 8, 2010.

In July 2011, 533,000 shares were issued at $0.01 in exchange for $5,330 receivable. The net funds were received in August, 2011.

As of July 31, 2012 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of July 31, 2012 the Company has not issued stock warrants.

NOTE 5 - LOAN PAYABLE - RELATED PARTY LOANS

The Company has received $8,966 as a loan from a related party. The loan is unsecured, payable on demand and non-interest bearing.

                           EASY ORGANIC COOKERY, INC.
                        (A Development Stage Enterprise)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES

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

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of July 31, 2012 and 2011 are as follows:


                                               July 31, 2012       July 31, 2011
                                               -------------       -------------
Net operating loss carry forward                 $ 24,936             $ 14,617
Effective Tax rate                                     35%                  35%
Deferred Tax Assets                                 8,728                5,116
Less: Valuation Allowance                          (8,728)              (5,116)
Net deferred tax asset                           $      0             $      0

The net federal operating loss carry forward will expire between 2030 and 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

On September 21, 2012, Warren Gilbert purchased 10,500,000 shares of our common stock from Toshiko Iwamoto Kato, in a private transaction for an aggregate total of $40,000. The funds used for this share purchase were Mr. Gilbert's personal funds. This transaction resulted in Mr. Gilbert taking control of 95% of our currently issued and outstanding shares.

On September 21, 2012 Toshiko Iwamoto Kato resigned as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director. As a result, concurrent to Mrs. Kato's resignation the Company appointed Anthony Gallo as President and Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director of our company.

The Company received loan of $300 on August 6, 2012 and subsequently the full loan amount from related party, Toshiko Kato of $ 9,266 has been waived by the related party.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are De Joya Griffith, LLC, Certified Public Accountants & Consultants, operating from their offices in Henderson, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant's disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant's disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company's principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

     * Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company's corporate legal counsel.

     * Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

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

As of July 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of July 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of July 31, 2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2012 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management's report in the Annual Report.

ITEM 9B. OTHER INFORMATION

CHANGES IN CONTROL OF REGISTRANT

On September 21, 2012, Warren Gilbert purchased 10,500,000 shares of our common stock from Toshiko Iwamoto Kato, in a private transaction for an aggregate total of $40,000. The funds used for this share purchase were Mr. Gilbert's personal funds. This transaction resulted in Mr. Gilbert taking control of 95% of our currently issued and outstanding shares. A copy of the share purchase agreement is attached as Exhibit 10.1 to Form 8-K as filed on October 1, 2012.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

On September 21, 2012 Toshiko Iwamoto Kato resigned as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director. As a result, concurrent to Mrs. Kato's resignation we appointed Anthony Gallo as President and Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director of our company.

Our Board of Directors is now comprised solely of Anthony Gallo.

ANTHONY GALLO - PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER, CHIEF FINANCIAL OFFICER, SECRETARY AND SOLE DIRECTOR

Mr. Gallo worked at Cable and Voice Corp, a leading value-added master distributor of advanced broadband products and services to Cable, Telecommunications, Enterprise, and Service Provider customers throughout the world based in Tampa, FL from 2004 through 2012. As President of operations he served as a key visionary member of a Nationwide Cable Communications Industry leadership team with comprehensive knowledge of implementing new interconnected solutions with smart technology, software, hardware and services in multi-national engagements for Telecom, Utilities, Media and other vertical industry clients. Prior to this, Mr. Gallo worked at DtNet Inc., a designer, developer and installer of wireless LANs & WANs in Tampa, FL from 1988 to 2003. First as a district manager and later as a national account manager, he directed national cable and wireless business development and sales / technical engagement teams / customer support resources / project management / contract negotiations for global enterprise and governments.

Mr. Gallo obtained his Associates of Arts, Business Administration / Management from Southern Vermont College in Bennington, Vermont. He also has taken a number of professional development courses in business and technology. Mr. Gallo is an IEEE Member with the Institute of Electrical and Electronics Engineers Communications Society and also served as the primary focal point leader representing DtNet's principal membership in the WiMAX Forum (802.16x).

                                    PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

Our directors serves until their respective successor(s) are elected and qualified. Anthony Gallo has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until she is removed from office. The Company's current Audit Committee consists solely of Anthony Gallo, the Company' sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name                Age         Position(s)
----                ---         -----------
Anthony Gallo       47          President, Secretary/ Treasurer, Chief Financial
                                Officer and Chairman of the Board of Directors

Anthony Gallo has held his offices/positions since September 21, 2012.

BACKGROUND OF OFFICERS AND DIRECTORS

ANTHONY GALLO - PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER, CHIEF FINANCIAL OFFICER, SECRETARY AND SOLE DIRECTOR

Mr. Gallo worked at Cable and Voice Corp, a leading value-added master distributor of advanced broadband products and services to Cable, Telecommunications, Enterprise, and Service Provider customers throughout the world based in Tampa, FL from 2004 through 2012. As President of operations he served as a key visionary member of a Nationwide Cable Communications Industry leadership team with comprehensive knowledge of implementing new interconnected solutions with smart technology, software, hardware and services in multi-national engagements for Telecom, Utilities, Media and other vertical industry clients. Prior to this, Mr. Gallo worked at DtNet Inc., a designer, developer and installer of wireless LANs & WANs in Tampa, FL from 1988 to 2003. First as a district manager and later as a national account manager, he directed national cable and wireless business development and sales / technical engagement teams / customer support resources / project management / contract negotiations for global enterprise and governments.

Mr. Gallo obtained his Associates of Arts, Business Administration / Management from Southern Vermont College in Bennington, Vermont. He also has taken a number of professional development courses in business and technology. Mr. Gallo is an IEEE Member with the Institute of Electrical and Electronics Engineers Communications Society and also served as the primary focal point leader representing DtNet's principal membership in the WiMAX Forum (802.16x).

Mr. Gallo is not a director of any other reporting company.

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

ITEM 11. EXECUTIVE COMPENSATION

Our current and former executive officers and directors have not and do not receive any compensation and have not received any restricted share awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of             Name of               Amount and Nature of    Percentage of
Class           Beneficial Owner[1]         Beneficial Owner         Ownership
-----           -------------------         ----------------         ---------
Common Stock    Warren Gilbert               10,500,000               95.0%

                All Beneficial Owners
                as a Group (1 person)        10,500,000               95.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The Company received a loan of $300 on August 6, 2012 from a related party, Toshiko Kato, a former director. As at the year ended July 31, 2012 total outstanding amount due to the former director was $8,966. Subsequently the full loan amount of $9,266 was waived by the related party.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Gallo anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended July 31, 2012 we expect to incur approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements. We incurred $3,500 in fees for fiscal year ended July 31, 2011.

During the fiscal years ended July 31, 2012 and 2011, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

                                     PART IV

ITEM 15. EXHIBITS

3.1 Articles of Incorporation of Easy Organic Cookery, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2010)

3.2 Bylaws of Easy Organic Cookery, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2010)

23.1     Consent of De Joya Griffith, LLC

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer**

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer***

101      Interactive data files pursuant to Rule 405 of Regulation S-T****

----------
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1
**** To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASY ORGANIC COOKERY, INC.


By: /s/ Anthony Gallo
    -------------------------------------------
    Anthony Gallo
    President, Secretary Treasurer, Principal
    Executive Officer, Principal Financial
    Officer and Director

Dated: November 13, 2012