Form 10-Q
period 2012-10-31
Easy Organic Cookery, Inc.
filed 2012-12-26
CIK 1498622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: October 31, 2012

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

                                 (800) 431-5654
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated  filer [ ]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 17, 2012, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,830.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,033,000 as of December 26, 2012.

                           EASY ORGANIC COOKERY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements                                                   3

Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  8

Item 3  Quantitative and Qualitative Disclosures About Market Risk            10

Item 4  Controls and Procedures                                               10

                  PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                     11

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds           11

Item 3  Defaults Upon Senior Securities                                       11

Item 4  Mine Safety Disclosures                                               11

Item 5  Other Information                                                     11

Item 6  Exhibits                                                              12

                           EASY ORGANIC COOKERY, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                           October 31,         July 31,
                                                                              2012               2012
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $  3,100           $    160
                                                                            --------           --------

      TOTAL ASSETS                                                          $  3,100           $    160
                                                                            ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    680           $    300
  Loan from related party                                                      7,600              8,966
                                                                            --------           --------
      TOTAL CURRENT LIABILITIES                                                8,280              9,266
                                                                            --------           --------

STOCKHOLDERS' DEFICIT
  Common stock
    Authorized, 75,000,000 shares of common stock ,0.001 par value
  Issued and Outstanding
    Common stock, $.001 par value; 11,033,000 shares                          11,033             11,033
  Additional paid-in capital                                                  14,063              4,797
  Deficit accumulated during the development stage                           (30,276)           (24,936)
                                                                            --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                             (5,180)            (9,106)
                                                                            --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  3,100           $    160
                                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                             For the period from
                                                                                              Date of Inception
                                                           Three months ended                 (July 6, 2010) to
                                                   October 31,            October 31,            October 31,
                                                      2012                   2011                   2012
                                                  ------------           ------------           ------------
REVENUE                                           $         --           $         --           $         --
                                                  ------------           ------------           ------------
EXPENSES
  Office and general                                       680                  1,416                  5,616
  Professional fees                                      4,500                  4,500                 32,000
                                                  ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                 5,180                  5,916                 37,616

NET OPERATING LOSS                                      (5,180)                (5,916)               (37,616)
                                                  ------------           ------------           ------------
OTHER INCOME (EXPENSES)
  Forgiveness of payables                                   --                     --                  7,500
  Other expense                                           (160)                    --                   (160)
                                                  ------------           ------------           ------------

NET LOSS                                                (5,340)                (5,916)               (30,276)
                                                  ============           ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES            11,033,000             11,033,000
                                                  ============           ============
NET LOSS PER SHARE:
  Basic                                                  (0.00)                 (0.00)
                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                              For the period from
                                                                                               Date of Inception
                                                                      Year ended               (July 6, 2010) to
                                                             October 31,        October 31,        October 31,
                                                                2012               2011               2012
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (5,340)          $ (5,916)          $(30,276)
  Adjustment to reconcile net loss to net cash
   used in operating activities
     Forgiveness of loan                                            --                 --             (7,500)
  Changes in operating assets and liabilities
     Increase in accrued expenses                                  380              1,200              8,180
                                                              --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                           (4,960)            (4,716)           (29,596)
                                                              --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                --              5,330             15,830
  Increase in donated capital                                    9,266                 --              9,266
  Loan from related party                                       (1,366)                --              7,600
                                                              --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        7,900              5,330             32,696
                                                              --------           --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        2,940                614              3,100
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   160              3,856                 --
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  3,100           $  4,470           $  3,100
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========
  Income taxes paid                                           $     --           $     --           $     --
                                                              ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                                OCTOBER 31, 2012
--------------------------------------------------------------------------------

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2012 audited financial statements. The results of operations for the period ended October 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and loans from related party. Fair values were assumed to approximate carrying values for cash, accounts payable and loans from related party because they are short term in nature or they are payable on demand.

EARNINGS PER SHARE

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

                           EASY ORGANIC COOKERY, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                                OCTOBER 31, 2012
--------------------------------------------------------------------------------

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $5,180 and an accumulated deficit of $30,276. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seek equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 - LOAN PAYABLE - RELATED PARTY

The Company has received $7,600 as a loan from Anthony Gallo, President of the Company. The loan is unsecured, payable on demand and non-interest bearing.

NOTE 5 - STOCKHOLDERS' DEFICIT

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 28, 2010, 10,500,000 shares were issued at $0.001 in exchange for $10,500 receivable to the founder of the Company. The net funds were received August 8, 2010.

In July 2011, 533,000 shares were issued at $0.01 in exchange for $5,330 receivable. The net funds were received in August 2011.

The Company owed $9,266 to the former president, Toshiko Kato. The loan was forgiven by the former president during the quarter ended October 31, 2012. The forgiveness of loan of $9,266 is recorded as additional paid in capital.

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

As of October 31, 2012 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $5,180 and $5,916 for the three months ended October 31, 2012 and 2011, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net losses are $5,340 and $5,916 for the three months then ended October 31, 2012 and 2011, respectively, and our net loss from inception through October 31, 2012 was $30,276.

Cash provided by proceeds from the sale of common stock financing activities from inception through October 31, 2012 was $15,830 resulting from the sale of common stock to our founder who purchased 10,500,000 shares of our Common Stock at $0.001 per share on July 28, 2010 for proceeds of $10,500 and the sale of 533,000 shares at $0.01 pursuant to a Registration Statement on Form S-1 filed with the SEC. In July, 2010 the offering was closed with proceeds of $5,330.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2012 was $3,100, with $8,280 in outstanding liabilities, consisting of $7,600 in a loan payable to a related party and $680 in accounts payable and accrued liabilities. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to October 31, 2012.

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

As of October 31, 2012 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

OFF BALANCE SHEET ARRANGEMENT

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan. Our President, Anthony Gallo has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Gallo's expression is neither a contract nor agreement between her and the company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. As reported in our Annual Report on Form 10-K for the year ended July 31, 2012, the Company's principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

     * Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer, and the Company's corporate legal counsel.

     * Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On September 21, 2012 Toshiko Iwamoto Kato resigned as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director. As a result, concurrent to Mrs. Kato's resignation Anthony Gallo is appointed as President and Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director of our company.

ITEM 6. EXHIBITS

3.1      Articles of Incorporation [1]
3.2      By-Laws [1]
31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer**
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer***
101INS   XBRL Instance Document*
101SCH   XBRL Taxonomy Extension Schema*
101CAL   XBRL Taxonomy Extension Calculation Linkbase*
101DEF   XBRL Taxonomy Extension Definition Linkbase*
101LAB   XBRL Taxonomy Extension Label Linkbase*
101PRE   XBRL Taxonomy Extension Presentation Linkbase*

----------
[1] Incorporated by reference from the Company's filing with the Commission on September 17, 2010.
* Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes. To be filed by Amendment.
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easy Organic Cookery, Inc.
                                                        Dated: December 26, 2012

By: /s/ Anthony Gallo
    ---------------------------------
    Anthony Gallo
    President, Secretary Treasurer,
    Principal Executive Officer,
    Principal Financial Officer