Form 10-Q
period 2013-01-31
Easy Organic Cookery, Inc.
filed 2013-03-18
CIK 1498622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: January 31, 2013

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

As of March 15, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,830.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,033,000 as of March 15, 2013.

                           EASY ORGANIC COOKERY, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements                                                   3

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

Item 3  Quantitative and Qualitative Disclosures About Market Risk            11

Item 4  Controls and Procedures                                               11

                  PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                     12

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds           12

Item 3  Defaults Upon Senior Securities                                       12

Item 4  Mine Safety Disclosures                                               12

Item 5  Other Information                                                     13

Item 6  Exhibits                                                              13

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                   January 31,         July 31,
                                                                      2013               2012
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $     51           $    160
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                      51                160
                                                                    --------           --------

TOTAL ASSETS                                                        $     51           $    160
                                                                    ========           ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $    990           $    300
  Loan from related party                                             19,300              8,966
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                             20,290              9,266
                                                                    --------           --------

TOTAL LIABILITIES                                                     20,290              9,266
                                                                    --------           --------
STOCKHOLDERS' DEFICIT
  Common stock
   Authorized
     75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
     11,033,000 shares of common stock, $0.001 par value,             11,033             11,033
  Additional paid in captal                                           14,063             12,297
  Deficit accumulated during development stage                       (45,335)           (32,436)
                                                                    --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                          (20,239)            (9,106)
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $     51           $    160
                                                                    ========           ========


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                Cumulative results
                              Three Months     Three Months      Six Months       Six Months      from inception
                                 ended            ended            ended            ended       (July 6, 2010) to
                               January 31,      January 31,      January 31,      January 31,      January 31,
                                  2013             2012             2013             2012             2013
                               -----------      -----------      -----------      -----------      -----------
REVENUES                       $        --      $        --      $        --      $        --      $        --
                               -----------      -----------      -----------      -----------      -----------
TOTAL REVENUES                          --               --               --               --               --
                               -----------      -----------      -----------      -----------      -----------
EXPENSES
  OFFICE AND GENERAL                12,059              110           12,739            1,526           17,675
  PROFESSIONAL FEES                  3,000            4,500            7,500            9,000           35,000
                               -----------      -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES            15,059            4,610           20,239           10,526           52,675
                               -----------      -----------      -----------      -----------      -----------

NET OPERATING LOSS             $   (15,059)     $    (4,610)     $   (20,239)     $   (10,526)     $   (52,675)
                               ===========      ===========      ===========      ===========      ===========
OTHER INCOME (EXPENSES)
  FORGIVENESS OF PAYABLES      $        --      $        --      $        --      $        --      $     7,500
  OTHER EXPENSE                         --               --             (160)              --             (160)
                               -----------      -----------      -----------      -----------      -----------

NET LOSS                       $   (15,059)     $    (4,610)     $   (20,399)     $   (10,526)     $   (45,335)
                               ===========      ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      11,033,000       11,033,000       11,033,000       11,033,000
                               ===========      ===========      ===========      ===========
NET LOSS PER SHARE:
  BASIC                        $        --      $        --      $        --      $        --
                               ===========      ===========      ===========      ===========


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           Cumulative results
                                                                        Six Months         Six Months        from inception
                                                                          ended              ended         (July 6, 2010) to
                                                                        January 31,        January 31,        January 31,
                                                                           2013               2012               2013
                                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $(20,399)          $(10,526)          $(45,335)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Forgiveness of loan                                                       --                 --             (7,500)
  Changes in operating assets and liabilities
     Increase in accounts payables and accrued expenses                       690              1,500              8,490
                                                                         --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                     (19,709)            (9,026)           (44,345)
                                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                           --              5,330             15,830
  Increase in donated capital                                               9,266                 --              9,266
  Loan from related party                                                  10,334                 --             19,300
                                                                         --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  19,600              5,330             44,396
                                                                         --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (109)            (3,696)                51

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              160              3,856                 --
                                                                         --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     51           $    160           $     51
                                                                         ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES:

Cash paid for:
  Interest                                                               $     --           $     --           $     --
                                                                         ========           ========           ========

  Income Taxes                                                           $     --           $     --           $     --
                                                                         ========           ========           ========
NON CASH FINANCING ACTIVITIES
  Subscription receivable                                                $     --           $ (5,330)          $     --
                                                                         ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    Unaudited
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2012 audited financial statements. The results of operations for the period ended January 31, 2013 are not necessarily indicative of the operating results for the full year.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013. The

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    Unaudited
                                January 31, 2013
--------------------------------------------------------------------------------

respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and loans from related party. Fair values were assumed to approximate carrying values for cash, accounts payable and loans from related party because they are short term in nature or they are payable on demand.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $20,239 and an accumulated deficit of $45,335. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                           EASY ORGANIC COOKERY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    Unaudited
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 4 - LOAN PAYABLE - RELATED PARTY

The Company has received $19,300 as a loan from Anthony Gallo, President of the Company. The loan is unsecured, payable on demand and non-interest bearing.

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

The Company owed $9,266 to the former president, Toshiko Kato. The loan was forgiven by the former president during the six months ended January 31, 2013. The forgiveness of loan of $9,266 is recorded as additional paid in capital.

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

As of January 31, 2013 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $15,059 and $4,610 for the three months ended January 31, 2013 and 2012, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net losses are $15,059 and $4,610 for the three months then ended January 31, 2013 and 2012, respectively.

We incurred operating expenses of $20,239 and $10,526 for the six months ended January 31, 2013 and 2012, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net losses are $20,399 and $10,526 for the six months then ended January 31, 2013 and 2012, respectively, and our net loss from inception through January 31, 2013 was $45,335.

Cash provided by proceeds from the sale of common stock financing activities from inception through January 31, 2013 was $15,830 resulting from the sale of common stock to our founder who purchased 10,500,000 shares of our Common Stock at $0.001 per share on July 28, 2010 for proceeds of $10,500 and the sale of 533,000 shares at $0.01 pursuant to a Registration Statement on Form S-1 filed with the SEC. In July, 2010 the offering was closed with proceeds of $5,330.

On September 21, 2012, Warren Gilbert purchased 10,500,000 shares of our common stock from Toshiko Iwamoto Kato, in a private transaction for an aggregate total of $40,000. The funds used for this share purchase were Mr. Gilbert's personal funds. This transaction resulted in Mr. Gilbert taking control of 95% of our currently issued and outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2013 was $51, with $20,290 in outstanding liabilities, consisting of $19,300 in a loan payable to a related party and $990 in accounts payable and accrued liabilities. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to January 31, 2013.

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

As of January 31, 2013 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

OFF BALANCE SHEET ARRANGEMENT

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan. Our President, Anthony Gallo, has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Anthony Gallo's expression is neither a contract nor agreement between him and the company.

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

The material weaknesses in our disclosure control procedures are as follows:

1. LACK OF FORMAL POLICIES AND PROCEDURES NECESSARY TO ADEQUATELY REVIEW SIGNIFICANT ACCOUNTING TRANSACTIONS. The Company's sole officer maintains the accounting of the Company. Because we only have the one officer, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. Management may not process the accounting on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

----------
[1] Incorporated by reference from the Company's filing with the Commission on September 17, 2010.
* Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes.
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easy Organic Cookery, Inc.
                                                           Dated: March 15, 2013

By: /s/ Anthony Gallo
    ---------------------------------
    Anthony Gallo
    President, Secretary Treasurer,
    Principal Executive Officer,
    Principal Financial Officer