Form 10-Q
period 2013-04-30
Easy Organic Cookery, Inc.
filed 2013-06-14
CIK 1498622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2013

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

As of June 7, 2013, the issuer had 11,033,000 outstanding shares of Common
Stock.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          11

Item 4.  Controls and Procedures                                             11

                                  PART II

Item 1.  Legal Proceedings                                                   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Mine Safety Disclosures                                             12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           EASY ORGANIC COOKERY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                   April 30, 2013        July 31, 2012
                                                                   --------------        -------------
                                 ASSETS

Current assets
  Cash                                                                $    105              $    160
                                                                      --------              --------
Total current assets:                                                      105                   160
                                                                      --------              --------

Total assets                                                          $    105              $    160
                                                                      ========              ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                            $  1,555              $    300
  Loans from related party                                              22,200                 8,966
                                                                      --------              --------
Total current liabilities                                               23,755                 9,266
                                                                      --------              --------

Total liabilities                                                       23,755                 9,266

Stockholders' deficit
  Common stock
   Authorized
    75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
    11,033,000 shares of common stock, as of April 30, 2013 and
    July 31, 2012, respectively                                         11,033                11,033
  Additional paid in capital                                            14,063                 4,797
  Deficit accumulated during development stage                         (48,746)              (24,936)
                                                                      --------              --------
Total stockholders' deficit                                            (23,650)               (9,106)
                                                                      --------              --------

Total liabilities and stockholders' deficit                           $    105              $    160
                                                                      ========              ========

   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      From inception
                                                                                                      (July 6, 2010)
                                     Three months ended April 30,      Nine months ended April 30,       Through
                                        2013             2012             2013            2012        April 30, 2013
                                    ------------     ------------     ------------    ------------    --------------
Revenues                            $         --     $         --     $         --    $         --     $         --

Operating expenses:
  Office and general                         911              243           13,650           1,769           18,586
  Professional fees                        2,500            4,500           10,000          13,500           37,500
                                    ------------     ------------     ------------    ------------     ------------
      Total operating expenses             3,411            4,743           23,650          15,269           56,086
                                    ------------     ------------     ------------    ------------     ------------

Net operating loss                        (3,411)          (4,743)         (23,650)        (15,269)         (56,086)

Other income (expense)
  Forgiveness of payables                     --               --               --              --            7,500
  Other expense                               --               --             (160)             --             (160)
                                    ------------     ------------     ------------    ------------     ------------

NET LOSS                            $     (3,411)    $     (4,743)    $    (23,810)   $    (15,269)    $    (48,746)
                                    ============     ============     ============    ============     ============

Net loss per common share, basic    $         --     $         --     $         --    $         --
                                    ============     ============     ============    ============
Weighted average number of
 common shares outstanding            11,033,000       11,033,000       11,033,000      11,033,000
                                    ============     ============     ============    ============


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   From inception
                                                                                                   (July 6, 2010)
                                                                Nine months ended April 30,           Through
                                                                  2013               2012          April 30, 2013
                                                                --------           --------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(23,810)          $(15,269)          $(48,746)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Forgiveness of loan                                              --                 --             (7,500)
     Increase in accounts payable and accrued expenses             1,255              2,493              9,055
                                                                --------           --------           --------
          Net cash used in operating activities                  (22,555)           (12,776)           (47,191)
                                                                --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                              --              5,330             15,830
  Increase in donated capital                                      9,266                 --              9,266
  Proceeds from loans from related party                          13,234              3,750             22,200
                                                                --------           --------           --------
          Net cash provided by financing activities               22,500              9,080             47,296
                                                                --------           --------           --------

Net increase (decrease) in cash                                      (55)            (3,696)               105

Cash, beginning of the period                                        160              3,856                 --
                                                                --------           --------           --------

Cash, end of period                                             $    105           $    160           $    105
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                 $     --           $     --           $     --
                                                                ========           ========           ========
  Income taxes paid                                             $     --           $     --           $     --
                                                                ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

GENERAL

The following (a) balance sheets as of April 30, 2013 and July 31, 2012, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of Easy Organic Cookery, Inc.. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2013 are not necessarily indicative of results that may be expected for the year ending July 31, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2012 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 13, 2012.

BASIS OF PRESENTATION

Easy Organic Cookery, Inc. (the "Company," "we," "our," "us"), was incorporated in the State of Nevada on July 6, 2010 for the purpose of offering free organic recipes, easy and fast to prepare and also to provide services to deliver the right ingredients, appliances and complete organic food programs for those who want a healthier eco-friendly lifestyle every day.

GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $23,810 and $15,269 for the nine month periods ended April 30, 2013 and 2012, respectively, accumulated deficit of $48,746 and total current liabilities in excess of current assets of $23,650 as of April 30, 2013.

The Company is in a development stage and does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The unaudited financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

                           EASY ORGANIC COOKERY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Such investments are carried at cost, which is a reasonable estimate of their fair value. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the balance sheets for cash and accounts payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

NET LOSS PER COMMON SHARE

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. The Company did not have any common stock equivalent shares for the three and nine months ended April 30, 2013 and 2012.

                           EASY ORGANIC COOKERY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's current President, Anthony Gallo loans funds to the Company for working capital purposes. The loans are unsecured, payable on demand and non-interest bearing. As of April 30, 2013 and July 31, 2012, there were $22,200 and $8,966 in loans outstanding, respectively.

NOTE 3 - STOCKHOLDERS'  DEFICIT

The Company has authorized 75,000,000 shares of common stock, with a par value of $0.001 per share. As of April 30, 2013 and July 31, 2012, the Company has 11,033,000 shares of common stock issued and outstanding.

The Company owed $9,266 to the former president, Toshiko Kato. The loan was forgiven by the former president during the nine months ended April 30, 2013. The forgiveness of the loan of $9,266 is recorded as additional paid in capital.

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

As of April 30, 2013 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $3,411 and $4,743 for the three months ended April 30, 2013 and 2012, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net losses are $3,411 and $4,743 for the three months then ended April 30, 2013 and 2012, respectively.

We incurred operating expenses of $23,650 and $15,269 for the nine months ended April 30, 2013 and 2012, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net losses are $23,810 and $15,269 for the nine months then ended April 30, 2013 and 2012, respectively, and our net loss from inception through April 30, 2013 was $48,746.

Cash provided by proceeds from the sale of common stock from inception through April 30, 2013 was $15,830 resulting from the sale of common stock to our founder who purchased 10,500,000 shares of our Common Stock at $0.001 per share on July 28, 2010 for proceeds of $10,500 and the sale of 533,000 shares at $0.01 pursuant to a Registration Statement on Form S-1 filed with the SEC. In July, 2010 the offering was closed with proceeds of $5,330.

On September 21, 2012, Warren Gilbert purchased 10,500,000 shares of our common stock from Toshiko Iwamoto Kato, in a private transaction for an aggregate total of $40,000. The funds used for this share purchase were Mr. Gilbert's personal funds. This transaction resulted in Mr. Gilbert taking control of 95% of our currently issued and outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2013 was $105, with $23,755 in outstanding liabilities, consisting of $22,200 in a loan payable to a related party and $1,555 in accounts payable and accrued liabilities. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to April 30, 2013.

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

As of April 30, 2013 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. The Company's principal executive and financial officer have determined that there are material weaknesses in our disclosure controls and procedures.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

----------
[1] Incorporated by reference from the Company's filing with the Commission on September 17, 2010.
* Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EASY ORGANIC COOKERY, INC.


Date: June 14, 2013                     By: /s/ Anthony Gallo
                                            ------------------------------------
                                            Anthony Gallo,
                                            President, Secretary, Treasurer
                                            (Principal Executive Officer)
                                            (Principal Financial Officer)