Form 10-K
period 2013-07-31
Easy Organic Cookery, Inc.
filed 2013-11-13
CIK 1498622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended: July 31, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of November 13, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $11,033

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,033,000 as of November 13, 2013.

                           EASY ORGANIC COOKERY, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                          Number
                                                                          ------

Item 1   Business                                                              3
Item 1A  Risk Factors                                                          3
Item 1B  Unresolved Staff Comments                                             6
Item 2   Properties                                                            6
Item 3   Legal Proceedings                                                     6
Item 4   Mine Safety Disclosures                                               6

                                     PART II

Item 5   Market for the Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                     6
Item 6   Selected Financial Data                                               7
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 7
Item 7A  Quantitative and Qualitative Disclosure about Market Risk             8
Item 8   Financial Statements and Supplementary Data                           9
Item 9   Changes and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 18
Item 9A  Controls and Procedures                                              18
Item 9B  Other Information                                                    20

                                    PART III

Item 10  Directors, Executive Officers and Corporate Governance               21
Item 11  Executive Compensation                                               22
Item 12  Security Ownership of Certain Beneficial Owners and Management       22
Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                         22
Item 14  Principal Accounting Fees and Services                               23

                                     PART IV

Item 15  Exhibits and Financial Statement Schedules                           23

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

As of July 31, 2013 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS A RISK ASSOCIATED WITH INVESTING IN OUR BUSINESS

Our auditors have issued a going concern opinion regarding our Company, as we do not have material assets, nor do we have operations or a source of revenue sufficient to cover our operation costs. The Company has a deficit accumulated since inception (July 6, 2010) through July 31, 2013 of $(53,256).

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

As of July 31, 2013, the Company had issued 11,033,000 shares for net funds to the Company of $15,830.

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

THE COMPANY'S MANAGEMENT COULD ISSUE ADDITIONAL SHARES, SINCE THE COMPANY HAS 75,000,000 AUTHORIZED SHARES, DILUTING THE CURRENT SHARE HOLDERS' EQUITY

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

OUR SHARES ARE CONSIDERED A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY'S SHARES

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

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE AND AS SUCH OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT UNLESS THEY SELL THEIR SHARES OF COMMON STOCK

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

As of July 31, 2013 the Company has thirty-three (33) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

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

Our auditor's report on our July 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "July 31, 2013 Audited Financial Statements - Auditors Report."

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $28,160 and $17,819 for the years ended July 31, 2013 and 2012, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net losses are $28,320 and $10,319 for the years then ended July 31, 2013 and 2012 respectively and our net loss from inception through July 31, 2013 was $53,256.

Cash provided by proceeds from the sale of common stock financing activities from inception through the year ended July 31, 2013 was $15,830 resulting from the sale of common stock to our founder who purchased 10,500,000 shares of our Common Stock at $0.001 per share on July 28, 2010 for proceeds of $10,500 and the sale of 533,000 shares at $0.01 pursuant to a Registration Statement on Form S-1 filed with the SEC. In July, 2010 the offering was closed with proceeds of $5,330.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2013 was $215, with $28,375 in outstanding liabilities, consisting of $27,580 in a loan payable to a related party and $795 in accounts payable and accrued liabilities. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to July 31, 2013.

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

As of July 31, 2013 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      [LETTERHEAD OF DE JOYA GRIFFITH LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
Easy Organic Cookery, Inc.

We have audited the accompanying balance sheets of Easy Organic Cookery, Inc. as of July 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (July 6, 2010) to July 31, 2013. Easy Organic Cookery, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Organic Cookery, Inc. as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and from inception (July 6, 2010) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


/s/ De Joya Griffith LLC
-----------------------------------
Henderson, Nevada

November 07, 2013

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                                 BALANCE SHEETS

                                                                   July 31, 2013      July 31, 2012
                                                                   -------------      -------------
                                     ASSETS

Current assets
  Cash                                                               $    215           $    160
                                                                     --------           --------

      Total current assets:                                               215                160
                                                                     --------           --------

      Total assets                                                   $    215           $    160
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                           $    795           $    300
  Loans from related party                                             27,580              8,966
                                                                     --------           --------

      Total current liabilities                                        28,375              9,266
                                                                     --------           --------

      Total liabilities                                                28,375              9,266

Stockholders' deficit
  Common stock, $0.001 par value, 75,000,000 shares authorized,
   11,033,000 shares issued and outstanding as of July 31, 2013
   and 2012                                                            11,033             11,033
  Additional paid in capital                                           14,063              4,797
  Deficit accumulated during development stage                        (53,256)           (24,936)
                                                                     --------           --------

      Total stockholders' deficit                                     (28,160)            (9,106)
                                                                     --------           --------

      Total liabilities and stockholders' deficit                    $    215           $    160
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS

                                                                                  From July 6, 2010
                                                                                 (date of inception)
                                                   Year ended July 31,                Through
                                               2013                2012            July 31, 2013
                                           ------------        ------------        -------------
Revenues                                   $         --        $         --        $         --

Operating expenses:
  Office and general                             12,970               2,069              17,906
  Professional fees                              15,190              15,750              42,690
  Forgiveness of payables                            --              (7,500)             (7,500)
                                           ------------        ------------        ------------
    Total operating expenses                     28,160              10,319              53,096
                                           ------------        ------------        ------------

Net operating loss                              (28,160)            (10,319)            (53,096)

Other income (expense)

Other expense                                      (160)                 --                (160)
                                           ------------        ------------        ------------

NET LOSS                                   $    (28,320)       $    (10,319)       $    (53,256)
                                           ============        ============        ============

Net loss per common share, basic           $      (0.00)       $      (0.00)
                                           ============        ============
Weighted average number of common
 shares outstanding, basic                   11,033,000          11,033,000
                                           ============        ============


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FROM INCEPTION (JULY 6, 2010) TO JULY 31, 2013

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                   Additional      Share          During the
                                             Common stock           Paid In     Subscription     Development
                                         Shares        Amount       Capital      Receivable         Stage          Total
                                         ------        ------       -------      ----------         -----          -----
At inception (July 6, 2010)                    --     $     --     $     --      $      --       $      --      $      --

Common stock issued for cash at
 $0.001 per share on July 28, 2010     10,500,000       10,500           --        (10,500)             --             --

Net loss                                       --           --           --             --          (6,024)        (6,024)
                                       ----------     --------     --------      ---------       ---------      ---------

Balance, July 31, 2010                 10,500,000       10,500           --        (10,500)         (6,024)        (6,024)

Subscription proceeds received on
 August 8, 2010                                --           --           --         10,500              --         10,500

Common stock issued for cash at
 $0.01 per share in July 2011             533,000          533        4,797         (5,330)             --             --

Net loss                                       --           --           --             --          (8,593)        (8,593)
                                       ----------     --------     --------      ---------       ---------      ---------

Balance, July 31, 2011                 11,033,000       11,033        4,797         (5,330)        (14,617)        (4,117)

Subscription proceeds received on
 August 12, 2011                               --           --           --          5,330              --          5,330

Net loss                                       --           --           --             --         (10,319)       (10,319)
                                       ----------     --------     --------      ---------       ---------      ---------

Balance, July 31, 2012                 11,033,000       11,033        4,797             --         (24,936)        (9,106)

Donated capital                                --           --        9,266             --              --          9,266

Net loss                                       --           --           --             --         (28,320)       (28,320)
                                       ----------     --------     --------      ---------       ---------      ---------

Balance, July 31, 2013                 11,033,000     $ 11,033     $ 14,063      $      --       $ (53,256)     $ (28,160)
                                       ==========     ========     ========      =========       =========      =========


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                 From July 6 ,2010
                                                                                                (date of inception)
                                                                    Year ended July 31,               Through
                                                                  2013               2012          July 31, 2013
                                                                --------           --------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(28,320)          $(10,319)          $(53,256)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Forgiveness of payable                                           --             (7,500)            (7,500)
  Changes in operating assets and liabilities
     Increase in accounts payable and accrued liabilities            495              1,800              8,295
                                                                --------           --------           --------

          Net cash used in operating activities                  (27,825)           (16,019)           (52,461)
                                                                --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                              --              5,330             15,830
  Donated capital                                                  9,266                 --              9,266
  Proceeds from loans from related party                          18,614              6,993             27,580
                                                                --------           --------           --------

          Net cash provided by financing activities               27,880             12,323             52,676
                                                                --------           --------           --------

Net increase (decrease) in cash                                       55             (3,696)               215

Cash, beginning of the period                                        160              3,856                 --
                                                                --------           --------           --------
Cash, end of period                                             $    215           $    160           $    215
                                                                ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                 $     --           $     --           $     --
                                                                ========           ========           ========
  Income taxes paid                                             $     --           $     --           $     --
                                                                ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2013 AND 2012

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents held at July 31, 2013 or July 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At July 31, 2013 and July 31, 2012, the balance did not exceed the federally insured limit.

ADVERTISING

Advertising costs are expensed as incurred. As of July 31, 2013 and 2012, no advertising costs have been incurred.

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

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2013 AND 2012

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of ($28,160), an accumulated deficit of ($53,256) and net loss from operations since inception of ($53,256). The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2013 AND 2012

NOTE 4 - CAPITAL STOCK

The Company has authorized 75,000,000 shares of common stock, with a par value of $0.001 per share. As of July 31, 2013 and 2012, the Company has 11,033,000 shares of common stock issued and outstanding.

On July 28, 2010, 10,500,000 shares were issued at $0.001 in exchange for $10,500 receivable to the founder of the Company. The net funds were received on August 8, 2010.

In July 2011, 533,000 shares were issued at $0.01 in exchange for $5,330 receivable. The net funds were received in August, 2011.

The Company owed $9,266 to the former president, Toshiko Kato. The loan was forgiven by the former president during the year ended July 31, 2013. The forgiveness of the loan of $9,266 is recorded as additional paid in capital.

As of July 31, 2013 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of July 31, 2013 the Company has not issued stock warrants.

NOTE 5 - LOAN PAYABLE - RELATED PARTY LOANS

The Company's current President, Anthony Gallo loans funds to the Company for working capital purposes. The loans are unsecured, payable on demand and non-interest bearing. As of July 31, 2013 and 2012, there were $27,580 and $8,966 in loans outstanding, respectively.

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

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of July 31, 2013 and 2012 are as follows:

                                               July 31, 2012       July 31, 2011
                                               -------------       -------------

Net operating loss carry forward                  $ 53,256            $ 24,936
Effective Tax rate                                      35%                 35%
Deferred Tax Assets                                 18,640               8,728
                                                  --------            --------
Less: Valuation Allowance                          (18,640)             (8,728)
                                                  --------            --------
Net deferred tax asset                            $      0            $      0
                                                  ========            ========

The net federal operating loss carry forward will expire between 2030 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2013 AND 2012


The net federal operating loss carry forward will expire between 2030 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE - 7  SUBSEQUENT EVENTS

On August 1, 2013, The Company entered into an employment agreement with Anthony Gallo, CEO of the Company, As per the terms of the agreements Company shall employ Anthony Gallo as a Chief Executive Officer for three years from the effective date of this agreement. The Company will pay $10,000 per month as a basic salary. In addition to basic salary, upon execution of this agreement, the Company will issue to Anthony Gallo 2,000,000 shares of the Company's common stock and 1,000,000 shares as a compensation yearly after the first year of employment.

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

As of July 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of July 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2013 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

Our directors serves until their respective successor(s) are elected and qualified. Anthony Gallo has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Company's current Audit Committee consists solely of Anthony Gallo, the Company' sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name                Age                           Position(s)
----                ---                           -----------

Anthony Gallo       48          President, Secretary/ Treasurer, Chief Financial
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The Company owed $9,266 to the former president, Toshiko Kato. The loan was forgiven by the former president during the year ended July 31, 2013. The forgiveness of the loan of $9,266 is recorded as additional paid in capital.

The Company's current President, Anthony Gallo loans funds to the Company for working capital purposes. The loans are unsecured, payable on demand and non-interest bearing. As of July 31, 2013 and 2012, there were $27,580 and $8,966 in loans outstanding, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended July 31, 2013 we expect to incur approximately $12,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements. We incurred $4,000 in fees for fiscal year ended July 31, 2012.

During the fiscal years ended July 31, 2013 and 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

EASY ORGANIC COOKERY, INC.


By: /s/ Anthony Gallo
    -----------------------------------------
    Anthony Gallo
    President, Secretary Treasurer, Principal
    Executive Officer, Principal Financial
    Officer and Director

Dated: November 13, 2013