Form 10-K/A
period 2013-07-31
Easy Organic Cookery, Inc.
filed 2013-11-20
CIK 1498622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended July 31, 2013, filed with the Securities and Exchange Commission on November 13, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15. EXHIBITS

3.1 Articles of Incorporation of Easy Organic Cookery, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2010)

3.2 Bylaws of Easy Organic Cookery, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2010)

23.1     Consent of De Joya Griffith, LLC

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer**

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer**

32.1     Section 1350 Certification of Chief Executive Officer**

32.2     Section 1350 Certification of Chief Financial Officer**

101      Interactive data files pursuant to Rule 405 of Regulation S-T***

----------
**   Previously filed
***  Filed herewith

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

Dated: November 20, 2013