Form 10-K/A
period 2012-07-31
Easy Organic Cookery, Inc.
filed 2013-12-09
CIK 1498622

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended July 31, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

23.1     Consent of De Joya Griffith, LLC

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer**

32.1     Section 1350 Certification of Chief Executive Officer*

32.2     Section 1350 Certification of Chief Financial Officer***

101      Interactive data files pursuant to Rule 405 of Regulation S-T****

----------
*    Previously filed
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1
**** Filed herewith

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

Dated: December 9, 2013