Form 10-Q/A
period 2012-10-31
Easy Organic Cookery, Inc.
filed 2013-12-09
CIK 1498622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012, filed with the Securities and Exchange Commission on December 26, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

3.1    Articles of Incorporation [1]
3.2    By-Laws [1]
31.1   Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer [2]
31.2   Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer**
32.1   Section 1350 Certification of Chief Executive Officer [2]
32.2   Section 1350 Certification of Chief Financial Officer***
101INS XBRL Instance Document*
101SCH XBRL Taxonomy Extension Schema*
101CAL XBRL Taxonomy Extension Calculation Linkbase*
101DEF XBRL Taxonomy Extension Definition Linkbase*
101LAB XBRL Taxonomy Extension Label Linkbase*
101PRE XBRL Taxonomy Extension Presentation Linkbase*

----------
[1] Incorporated by reference from the Company's filing with the Commission on September 17, 2010.
[2]  Previously filed.
* Filed herewith and includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Easy Organic Cookery, Inc.
                                                        Dated: December 9, 2013

By: /s/ Anthony Gallo
    ---------------------------------
    Anthony Gallo
    President, Secretary Treasurer,
    Principal Executive Officer,
    Principal Financial Officer