Form 10-Q
period 2013-10-31
Easy Organic Cookery, Inc.
filed 2013-12-23
CIK 1498622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2013

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

As of December 23, 2013, the issuer had 11,033,000 outstanding shares of Common Stock.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                    October 31, 2013      July 31, 2013
                                                                    ----------------      -------------
                                ASSETS

Current assets
  Cash                                                                 $    3,515           $      215
                                                                       ----------           ----------
      Total current assets:                                                 3,515                  215
                                                                       ----------           ----------

      Total assets                                                     $    3,515           $      215
                                                                       ==========           ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                             $      215           $      795
  Accounts payable related party                                          105,000                   --
  Loans from related party                                                 39,635               27,580
                                                                       ----------           ----------
      Total current liabilities                                           144,850               28,375
                                                                       ----------           ----------

Total liabilities                                                         144,850               28,375

Stockholders' deficit
  Common stock, $0.001 par value, 75,000,000 shares authorized,
   11,033,000 shares issued and outstanding as of October 31, 2013
   and July 31, 2013                                                       11,033               11,033
  Additional paid in capital                                               14,063               14,063
  Stock payable                                                            22,500                   --
  Deficit accumulated during development stage                           (188,931)             (53,256)
                                                                       ----------           ----------
      Total stockholders' deficit                                        (141,335)             (28,160)
                                                                       ----------           ----------

      Total liabilities and stockholders' deficit                      $    3,515           $      215
                                                                       ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                             From inception
                                                                                             (July 6, 2010)
                                                   Three months ended October 31,               Through
                                                    2013                   2012             October 31, 2013
                                                ------------           ------------         ----------------
Revenues                                        $         --           $         --           $         --

Operating expenses:
  General and administrative expenses                  3,175                    680                 21,081
  Professional fees                                    5,000                  4,500                 47,690
  Management fees, related party                     105,000                     --                105,000
  Stock based compensation,  related party            22,500                     --                 22,500
  Forgiveness of payables                                 --                     --                 (7,500)
                                                ------------           ------------           ------------
      Total operating expenses                       135,675                  5,180                188,771
                                                ------------           ------------           ------------

Net operating loss                                  (135,675)                (5,180)              (188,771)

Other (expense)
  Other expense                                           --                   (160)                  (160)
                                                ------------           ------------           ------------

NET LOSS                                        $   (135,675)          $     (5,340)          $   (188,931)
                                                ============           ============           ============

Net loss per common share, basic                $      (0.01)          $      (0.00)
                                                ============           ============
Weighted average number of common shares
 outstanding, basic                               11,033,000             11,033,000
                                                ============           ============


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                From inception
                                                                                                (July 6, 2010)
                                                           Three months ended October 31,           Through
                                                            2013                 2012          October 31, 2013
                                                         ----------           ----------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (135,675)          $   (5,340)        $ (188,931)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock based compensation                                22,500                   --             22,500
     Forgiveness of loan                                         --                   --             (7,500)
     Increase (decrease) in accounts payable
      and accrued expenses                                     (580)                 380            112,715
     Increase in accounts payable related party             105,000                   --            105,000
                                                         ----------           ----------         ----------
          Net cash used in operating activities              (8,755)              (4,960)           (61,216)
                                                         ----------           ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                         --                   --             15,830
  Donated capital                                                --                9,266              9,266
  Proceeds from loans from related party                     12,055               (1,366)            39,635
                                                         ----------           ----------         ----------
          Net cash provided by financing activities          12,055                7,900             64,731
                                                         ----------           ----------         ----------

Net increase in cash                                          3,300                2,940              3,515

Cash, beginning of the period                                   215                  160                 --
                                                         ----------           ----------         ----------

Cash, end of period                                      $    3,515           $    3,100         $    3,515
                                                         ==========           ==========         ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                          $       --           $       --         $       --
                                                         ==========           ==========         ==========
  Income taxes paid                                      $       --           $       --         $       --
                                                         ==========           ==========         ==========


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2013
                                   (unaudited)


A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

GENERAL

The following (a) balance sheets as of October 31, 2013 and July 31, 2013, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of Easy Organic Cookery, Inc.. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2013 are not necessarily indicative of results that may be expected for the year ending July 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2013 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 13, 2013.

BASIS OF PRESENTATION

Easy Organic Cookery, Inc. (the "Company," "we," "our," "us"), was incorporated in the State of Nevada on July 6, 2010 for the purpose of offering free organic recipes, easy and fast to prepare and also to provide services to deliver the right ingredients, appliances and complete organic food programs for those who want a healthier eco-friendly lifestyle every day.

GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $135,675 and $5,180 for the three month periods ended October 31, 2013 and 2012, respectively, accumulated deficit during development stage of $188,931 and total current liabilities in excess of current assets of $141,335 as of October 31, 2013.

The Company is in a development stage and does not have any revenues from operations and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The unaudited financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2013
                                   (unaudited)


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

NET LOSS PER COMMON SHARE

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. The Company did not have any common stock equivalent shares for the three months ended October 31, 2013 and 2012.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2013
                                   (unaudited)


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's current President, Anthony Gallo loans funds to the Company for working capital purposes. The loans are unsecured, payable on demand and non-interest bearing. As of October 31, 2013 and July 31, 2013, there were $39,635 and $27,580 in loans outstanding, respectively.

NOTE 3 - STOCKHOLDERS'  DEFICIT

The Company has authorized 75,000,000 shares of common stock, with a par value of $0.001 per share. As of October 31, 2013 and July 31, 2013, the Company has 11,033,000 shares of common stock issued and outstanding.

In connection with an employment  agreement  entered into on August 1, 2013 (see
Note 4 below), the Company is obligated to issue 2,000,000 of its common stock as a signing bonus. In addition, the Company is accruing an obligation to issue an additional 1,000,000 at the end of each service year. The aggregate accrual as of October 31, 2013 was $22,500 based on the estimated fair value of the Company's common stock.

NOTE 4 - EMPLOYMENT AGREEMENT

Effective August 1, 2013, the Company entered into an employment agreement with Anthony Gallo, the Company's Chief Executive Officer expiring on the third anniversary of the effective date and subject to an automatic renewal for additional two year periods, unless terminated at least 90 days prior the expiration of the one year period. The agreement provides for a signing bonus of $75,000 and 2,000,000 non forfeitable shares of the Company common stock issuable upon the effective date of the agreement. Additionally, the executive officer will receive $10,000 per month base salary and 1,000,000 shares of the Company's common stock yearly after the first year of employment.

During the three months ended October 31, 2013, the Company has accrued an aggregate of $105,000 salary payable and $22,500 as stock based compensation.

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

As of October 31, 2013 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $135,675 and $5,180 for the three months ended October 31, 2013 and 2012, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in operating expenses for the current period were primarily an accrual for salaries and stock based compensation of $127,500 compared to $-0- for the same period last year. Our net losses are $135,675 and $5,180 for the three months then ended October 31, 2013 and 2012, respectively.

Cash provided by proceeds from the sale of common stock from inception through October 31, 2013 was $15,830 resulting from the sale of common stock to our founder who purchased 10,500,000 shares of our Common Stock at $0.001 per share on July 28, 2010 for proceeds of $10,500 and the sale of 533,000 shares at $0.01 pursuant to a Registration Statement on Form S-1 filed with the SEC. In July, 2010 the offering was closed with proceeds of $5,330.

On September 21, 2012, Warren Gilbert purchased 10,500,000 shares of our common stock from Toshiko Iwamoto Kato, in a private transaction for an aggregate total of $40,000. The funds used for this share purchase were Mr. Gilbert's personal funds. This transaction resulted in Mr. Gilbert taking control of 95% of our currently issued and outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2013 was $3,515, with $144,850 in outstanding liabilities, consisting of $39,635 in a loan payable to a related party and $215 in accounts payable and accrued liabilities and $105,000 in accounts payable to related party. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to October 31, 2013.

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

As of October 31, 2013 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

----------
[1] Incorporated by reference from the Company's filing with the Commission on September 17, 2010.
* Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EASY ORGANIC COOKERY, INC.


Date: December 23, 2013                   By: /s/ Anthony Gallo
                                              ----------------------------------
                                              Anthony Gallo,
                                              President, Secretary, Treasurer
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)