Form 10-Q
period 2014-04-30
Easy Organic Cookery, Inc.
filed 2014-06-16
CIK 1498622

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

As of June 10, 2014, the issuer had 11,033,000 outstanding shares of Common
Stock.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

Item 4.  Controls and Procedures                                             12

                                  PART II

Item 1.  Legal Proceedings                                                   13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Mine Safety Disclosures                                             13

Item 5.  Other Information                                                   13

Item 6.  Exhibits                                                            13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                        April 30, 2014       July 31, 2013
                                                                        --------------       -------------
                                     ASSETS

Current assets
  Cash                                                                    $       42           $      215
                                                                          ----------           ----------
      Total current assets:                                                       42                  215
                                                                          ----------           ----------

      Total assets                                                        $       42           $      215
                                                                          ==========           ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                                $    1,830           $      795
  Accounts payable - related party                                           165,000                   --
  Loans from related party                                                    41,451               27,580
                                                                          ----------           ----------
      Total current liabilities                                              208,281               28,375
                                                                          ----------           ----------

      Total liabilities                                                      208,281               28,375

Stockholders' deficit
  Common stock, $0.001 par value, 75,000,000 shares authorized,
   11,033,000 shares issued and outstanding as of April 30, 2014
   and July 31, 2013                                                          11,033               11,033
  Additional paid in capital                                                  14,063               14,063
  Stock payable                                                               27,500                   --
  Deficit accumulated during development stage                              (260,835)             (53,256)
                                                                          ----------           ----------
      Total stockholders' deficit                                           (208,239)             (28,160)
                                                                          ----------           ----------

      Total liabilities and stockholders' deficit                         $       42           $      215
                                                                          ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                              From inception
                                                                                                              (July 6, 2010)
                                            Three months ended April 30,        Nine months ended April 30,       Through
                                               2014             2013              2014             2013       April 30, 2014
                                           ------------     ------------      ------------    ------------    --------------
Revenues                                   $         --     $         --      $         --    $         --     $         --

Operating expenses:
  General and administrative                        762              911             7,179          13,650           25,085
  Professional fees                               1,150            2,500             7,900          10,000           50,590
  Management fees, related party                 30,000               --           165,000              --          165,000
  Stock based compensation, related party         2,500               --            27,500              --           27,500
  Forgiveness of payables                            --               --                --              --           (7,500)
                                           ------------     ------------      ------------    ------------     ------------
      Total operating expenses                   34,412            3,411           207,579          23,650          260,675
                                           ------------     ------------      ------------    ------------     ------------

Net operating loss                              (34,412)          (3,411)         (207,579)        (23,650)        (260,675)

Other expense                                        --               --                --            (160)            (160)
                                           ------------     ------------      ------------    ------------     ------------

NET LOSS                                   $    (34,412)    $     (3,411)     $   (207,579)   $    (23,810)    $   (260,835)
                                           ============     ============      ============    ============     ============

Net loss per common share, basic           $      (0.00)    $      (0.00)     $      (0.02)   $      (0.00)
                                           ============     ============      ============    ============
Weighted average number of common
 shares outstanding-basic                    11,033,000       11,033,000        11,033,000      11,033,000
                                           ============     ============      ============    ============


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                             From inception
                                                                                                             (July 6, 2010)
                                                                       Nine months ended April 30,              Through
                                                                        2014                 2013            April 30, 2014
                                                                     ----------           ----------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (207,579)          $  (23,810)          $ (260,835)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock based compensation                                            27,500                   --               27,500
     Forgiveness of loan
  Changes in operating assets and liabilities:                               --                   --               (7,500)
     Increase (decrease) in accounts payable and accrued expenses         1,035                1,255                9,330
     Increase in accounts payable, related party                        165,000                   --              165,000
                                                                     ----------           ----------           ----------
          Net cash used in operating activities                         (14,044)             (22,555)             (66,505)
                                                                     ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                     --                   --               15,830
  Donated capital                                                            --                9,266                9,266
  Proceeds from loans from related party                                 13,871               13,234               41,451
                                                                     ----------           ----------           ----------
          Net cash provided by financing activities                      13,871               22,500               66,547
                                                                     ----------           ----------           ----------

Net increase (decrease) in cash                                            (173)                 (55)                  42

Cash, beginning of the period                                               215                  160                   --
                                                                     ----------           ----------           ----------
Cash, end of period                                                  $       42           $      105           $       42
                                                                     ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 April 30, 2014
                                   (Unaudited)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

GENERAL

The following (a) balance sheet July 31, 2013, which has been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of Easy Organic Cookery, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2014 are not necessarily indicative of results that may be expected for the year ending July 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2013 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 13, 2013.

BASIS OF PRESENTATION

Easy Organic Cookery, Inc. (the "Company," "we," "our," "us"), was incorporated in the State of Nevada on July 6, 2010 for the purpose of offering free organic recipes, easy and fast to prepare and also to provide services to deliver the right ingredients, appliances and complete organic food programs for those who want a healthier eco-friendly lifestyle every day.

GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $207,579 and $23,810 for the nine month periods ended April 30, 2014 and 2013, respectively, accumulated deficit during development stage of $260,835 and total current liabilities in excess of current assets of $208,239 as of April 30, 2014.

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

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 April 30, 2014
                                   (Unaudited)


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

NET LOSS PER COMMON SHARE

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. The Company did not have any common stock equivalent shares for the three and nine months ended April 30, 2014 and 2013.

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 April 30, 2014
                                   (Unaudited)


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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's current President, Anthony Gallo loans funds to the Company for working capital purposes. The loans are unsecured, payable on demand and non-interest bearing. As of April 30, 2014 and July 31, 2013, there were $41,451 and $27,580 in loans outstanding, respectively.

NOTE 3 - STOCKHOLDERS' DEFICIT

The Company has authorized 75,000,000 shares of common stock, with a par value of $0.001 per share. As of April 30, 2014 and July 31, 2013, the Company has 11,033,000 shares of common stock issued and outstanding.

In connection with an employment  agreement  entered into on August 1, 2013 (see
Note 4 below), the Company was obligated to issue 2,000,000 of its common stock for compensation. In addition, the Company was accruing an obligation to issue an additional 1,000,000 at the end of each service year. The aggregate accrual as of April 30, 2014 was $27,500 based on the estimated fair value of the Company's common stock.

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

                           EASY ORGANIC COOKERY, INC.
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 April 30, 2014
                                   (Unaudited)


NOTE 4 - EMPLOYMENT AGREEMENT (CONTINUED)

During the nine months ended April 30, 2014, the Company had accrued an aggregate of $165,000 salary payable and $27,500 as stock based compensation.

NOTE 5 - SUBSEQUENT EVENTS

In May 2014, the Company received proceeds of $35,000 for the sale of 35,000 shares of its common stock (See below).

In May 2014, the Company's President, Anthony Gallo, in exchange for $35,000 proceeds received in common stock subscription (see above), forgave and cancelled outstanding loans of $41,451, and accrued salaries and stock based compensation payable under an employment agreement of $165,000 and $27,500, respectively. The gain of $198,951 will be credited to additional paid in capital as donated capital. The employment agreement as referred to in note 4 above was cancelled during May 2014.

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

As of April 30, 2014 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $207,579 and $23,650 for the nine months ended April 30, 2014 and 2013, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in operating expenses for the current period were primarily an accrual for salaries and stock based compensation of $192,500 compared to $-0- for the same period last year. Our net losses are $207,579 and $23,810 for the nine months then ended April 30, 2014 and 2013, respectively.

Cash provided by proceeds from the sale of common stock from inception through April 30, 2014 was $15,830 resulting from the sale of common stock to our founder who purchased 10,500,000 shares of our Common Stock at $0.001 per share on July 28, 2010 for proceeds of $10,500 and the sale of 533,000 shares at $0.01 pursuant to a Registration Statement on Form S-1 filed with the SEC. In July, 2010 the offering was closed with proceeds of $5,330.

On September 21, 2012, Warren Gilbert purchased 10,500,000 shares of our common stock from Toshiko Iwamoto Kato, in a private transaction for an aggregate total of $10,500. The funds used for this share purchase were Mr. Gilbert's personal funds. This transaction resulted in Mr. Gilbert taking control of 95% of our currently issued and outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2014 was $42, with $208,281 in outstanding liabilities, consisting of accounts payable and accrued liabilities, accounts payable to related party and loans to related party. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to April 30, 2014.

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

As of April 30, 2014 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

----------
[1] Incorporated by reference from the Company's filing with the Commission on September 17, 2010.
* Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EASY ORGANIC COOKERY, INC.


Date: June 16, 2014                  By: /s/ Anthony Gallo
                                        ----------------------------------------
                                          Anthony Gallo,
                                          President, Secretary, Treasurer
                                          (Principal Executive Officer)
                                          (Principal Financial Officer)