Form 10-K
period 2014-07-31
Easy Organic Cookery, Inc.
filed 2014-11-13
CIK 1498622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 000-54552

Easy Organic Cookery, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0671108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 Cranes Way #256, Altamonte Springs, FL	32701
(Address of principal executive offices)	(Zip Code)

(315) 777-1515
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of January 2, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was $11,033

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,083,000 as of November 13, 2014.

EASY ORGANIC COOKERY, INC.
ANNUAL REPORT ON FORM 10-K

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

As of July 31, 2014 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS A RISK ASSOCIATED WITH INVESTING IN OUR BUSINESS

Our auditors have issued a going concern opinion regarding our Company, as we do not have material assets, nor do we have operations or a source of revenue sufficient to cover our operation costs. The Company has a deficit accumulated since inception (July 6, 2010) through July 31, 2014 of $(313,810).

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

As of July 31, 2014, the Company had issued 11,083,000 shares for net funds to the Company of $15,830 and for services of $50,000.

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

THE COMPANY'S MANAGEMENT COULD ISSUE ADDITIONAL SHARES, SINCE THE COMPANY HAS 75,000,000 AUTHORIZED SHARES, DILUTING THE CURRENT SHARE HOLDERS' EQUITY

The company has 75,000,000 authorized shares, of which only 11,083,000 are currently issued and outstanding. The company's management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the company's current shareholders. Additionally, large share issuances would generally have a negative impact on the company's share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

Mr. Patterson, our sole officer and director, has other business interests and currently devotes approximately 10-15 hours of his available time to our operations. If the demands of the Company's business require the full business time of our sole officer and director, he may not be able to devote sufficient time to the management of the Company's business. This could have a significant negative effect on the success of the Company.

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

As of July 31, 2014 the Company has thirty-three (33) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

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

Our auditor's report on our July 31, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "July 31, 2013 Audited Financial Statements - Auditors Report."

RESULTS OF OPERATIONS

We have generated no revenues to date.

We incurred operating expenses of $260,554 and $28,160 for the years ended July 31, 2014 and 2013, respectively, with no revenues for either period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in operating expenses for the current period were primarily an accrual for salaries and stock based compensation of $242,500 compared to $-0- for the same period last year.  Our net losses are $260,554 and $28,320 for the year ended July 31, 2014 and 2013, respectively.

Cash provided by loans by related party and donated capital of $13,871 and $1,550 for the year ended July 31, 2014, respectively.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2014 was $-0-, with $3,213 in outstanding liabilities, consisting of in accounts payable and accrued liabilities. We have generated no revenue since inception to July 31, 2013.

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

As of July 31, 2014 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

We have audited the accompanying balance sheets of Easy Organic Cookery, Inc. (the “Company”) as of July 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Organic Cookery, Inc. as of July 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
November 12, 2014

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

EASY ORGANIC COOKERY, INC.
BALANCE SHEETS
JULY 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets
Cash	$-	$215
Total current assets:	-	215

Total assets	$-	$215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,213	$795
Loans from related party	-	27,580
Total current liabilities	3,213	28,375

Total liabilities	3,213	28,375

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,083,000 and 11,033,000 shares issued and outstanding as of July 31, 2014 and 2013, respectively	11,083	11,033
Additional paid in capital	264,514	14,063
Common stock subscription	35,000	-
Accumulated deficit	(313,810)	(53,256)
Total stockholders' deficit	(3,213)	(28,160)

Total liabilities and stockholders' deficit	$-	$215

The accompanying notes are an integral part of these financial statements

EASY ORGANIC COOKERY, INC.
STATEMENTS OF OPERATIONS

	Year ended July 31,
	2014	2013
Revenues	$-	$-

Operating expenses:
General and administrative	7,222	12,970
Professional fees	10,832	15,190
Management fees, related party	165,000	-
Stock based compensation, related party	77,500	-
Total operating expenses	260,554	28,160

Net operating loss	(260,554)	(28,160)

Other income (expense)
Other expense	-	(160)

NET LOSS	$(260,554)	$(28,320)

Net loss per common share, basic	$(0.02)	$(0.00)

Weighted average number of common shares outstanding-basic	11,035,329	11,033,000

The accompanying notes are an integral part of these financial statements

EASY ORGANIC COOKERY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED JULY 31, 2014 AND 2013

						Deficit
						Accumulated
			Additional		Share	During the
	Common stock		Paid In	Stock	Subscription	Development
	Shares	Amount	Capital	Payable	Receivable	Stage	Total
Balance, July 31, 2012	11,033,000	$11,033	$4,797	$-	$-	$(24,936)	$(9,106)
Donated capital	-	-	9,266	-	-	-	9,266
Net loss	-	-	-	-	-	(28,320)	(28,320)
Balance, July 31, 2013	11,033,000	11,033	14,063	-	-	(53,256)	(28,160)
Common stock issued for services	50,000	50	49,950	-	-	-	50,000
Stock based compensation	-	-	-	27,500	-	-	27,500
Subscription proceeds received in April 2014	-	-	-	-	35,000	-	35,000
Donated capital	-	-	200,501	(27,500)	-	-	173,001
Net loss	-	-	-	-	-	(260,554)	(260,554)
Balance, July 31, 2014	11,083,000	$11,083	$264,514	$-	$35,000	$(313,810)	$(3,213)

The accompanying notes are an integral part of these financial statements

EASY ORGANIC COOKERY, INC.
STATEMENTS OF CASH FLOWS

	Year ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,554)	$(28,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	77,500	-
Increase (decrease) in accounts payable and accrued expenses	2,418	495
Increase in accounts payable, related party	165,000	-
Net cash used in operating activities	(15,636)	(27,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Donated capital	1,550	9,266
Proceeds from loans from related party	13,871	18,614
Net cash provided by financing activities	15,421	27,880

Net increase in cash	(215)	55

Cash, beginning of the period	215	160
Cash, end of period	$-	$215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party liabilities in exchange for proceeds from stock subscription	$198,951	$-

The accompanying notes are an integral part of these financial statements

EASY ORGANIC COOKERY, INC.
( a development stage company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013

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
CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents held at July 31, 2014 or July 31, 2013.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At July 31, 2014 and July 31, 2013, the balance did not exceed the federally insured limit.

ADVERTISING

Advertising costs are expensed as incurred.  As of July 31, 2014 and 2013, no advertising costs have been incurred.

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
( a development stage company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent  information available to management as of July 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, and accounts  payable.  Fair values were assumed to approximate carrying values for cash and payables  because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

EASY ORGANIC COOKERY, INC.
( a development stage company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of ($3,213), an accumulated deficit of ($313,810) and net loss from operations for the year ended July 31, 2014 of ($260,554). The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 - CAPITAL STOCK

The Company has authorized 75,000,000 shares of common stock, with a par value of $0.001 per share.  As of July 31, 2014 and 2013, the Company has 11,083,000 shares of common stock issued and outstanding.

The Company owed $9,266 to the former president, Toshiko Kato.  The loan was forgiven by the former  president  during the year ended July 31, 2013. The forgiveness of the loan of $9,266 is recorded as additional paid in capital.

In April 2014, the Company received proceeds of $35,000 for the sale of 35,000 shares of its common stock (See below).  The common shares have not been issued as of July 31, 2014.

In April 2014, the Company’s former President, Anthony Gallo, in exchange for $35,000 proceeds received in common stock subscription (see above), forgave and cancelled outstanding loans of $41,451, accrued salaries and stock based payable under an employment agreement of $165,000 and $27,500, respectively.  The gain of $198,951 credited to additional paid in capital as donated capital.

In connection with an employment agreement entered into on August 1, 2013 (see Note 5 below),  the Company was obligated to issue 2,000,000 of its common stock for compensation. In addition, the Company was accruing an obligation to issue an additional 1,000,000 at the end of each service year. The aggregate accrual as of April 30, 2014 was  $27,500  based on the estimated fair value of the Company's common stock and was settled as described above.

EASY ORGANIC COOKERY, INC.
( a development stage company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2014 AND 2013

On July 15, 2014, the Company issued 50,000 shares of its common stock to Anthony Gallo, former President for services rendered of $50,000.

As of July 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of July 31, 2014, the Company has not issued stock warrants.

NOTE 5 - LOAN PAYABLE - RELATED PARTY LOANS

Effective August 1, 2013, the Company entered into an employment  agreement with Anthony  Gallo,  the Company's  former Chief  Executive  Officer  expiring on the third anniversary of the effective  date and subject to an  automatic renewal for additional two year periods, unless terminated at least 90 days prior the expiration of the one year period. The agreement provides for a signing bonus of $75,000, $10,000 per month base salary and 2,000,000 shares of the Company common stock  issuable  upon the  effective  date of the agreement and 1,000,000 shares of the Company's common stock yearly after the first year of employment.

During the year ended July 31, 2014, the Company had accrued an aggregate of $165,000 salary payable and $27,500 as stock based compensation, however, as described above in Note 4, the obligations were settled in exchange for common stock subscription proceeds including cancellation of the employment contract.

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

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory  rate to the income tax amount recorded as of July 31, 2014 and 2013 are as follows:

	July 31, 2014	July 31, 2013

Net operating loss carry forward	$71,310	$53,256
Effective Tax rate	35%	35%
Deferred Tax Assets	24,959	18,640
Less: Valuation Allowance	(24,959)	(18,640)
Net deferred tax asset	$0	$0

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

As of July 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of July 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of July 31, 2014, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2014 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

Effective July 15, 2014, Anthony Gallo resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company. Mr. Gallo's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective July 15, 2014, Daniel R. Patterson was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

Our Board of Directors is now comprised Daniel R. Patterson.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Daniel R. Patterson	69	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Daniel R. Patterson has held his offices/positions since July 15, 2014.

BACKGROUND OF OFFICERS AND DIRECTORS

DANIEL R. PATTERSON - PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER, CHIEF FINANCIAL OFFICER, SECRETARY AND SOLE DIRECTOR

Daniel (Dan) R. Patterson, age 69, has been involved in the restaurant and franchise business for over 20 years. He was the chief operating officer of Ultimate Franchise Systems, Inc., a franchise management and venture company that had investments in over 600 franchised locations. Mr. Patterson has run that company's bakery division as well as its store locations. He helps facilitate upgrades in information and operational systems at the franchise locations.

Mr. Patterson is not a director of any other reporting company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name of Beneficial Owner[1]	Amount and Nature of Beneficial Owner	Percentage of Ownership
Common Stock	Warren Gilbert	10,500,000	95.0%

	All Beneficial Owners
	as a Group (1 person)	10,500,000	95.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company owed $9,266 to the former  president, Toshiko Kato.  The loan was forgiven by the former president during the year ended July 31, 2013. The forgiveness of the loan of $9,266 is recorded as additional paid in capital.

In April 2014, the Company’s former President, Anthony Gallo, in exchange for $35,000 proceeds received in common stock subscription, forgive and cancelled outstanding loans of $41,451, accrued salaries and stock based payable under an employment agreement of $165,000 and $27,500, respectively.  The gain of $198,951 credited to additional paid in capital as donated capital.

In connection with an employment  agreement  entered into on August 1, 2013,  the Company was obligated to issue 2,000,000 of its common stock for compensation. In addition, the Company was accruing an obligation to issue an additional  1,000,000 at the end of each service year. The aggregate accrual as of April 30, 2014 was  $27,500 based on the  estimated  fair  value of the Company's common stock and was settled as described above.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Patterson anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended July 31, 2014 we expect to incur approximately $12,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements. We incurred $12,500 in fees for fiscal year ended July 31, 2013.

During the fiscal years ended July 31, 2014 and 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T
----------
**   Included in Exhibit 31.1
***  Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASY ORGANIC COOKERY, INC.

By:  /s/ Daniel R. Patterson
Daniel R. Patterson
President, Secretary Treasurer, Principal
Executive Officer, Principal Financial
Officer and Director

Dated: November 13, 2014