Form 10-Q
period 2014-10-31
New York Sub Co
filed 2014-12-22
CIK 1498622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COMMISSION FILE NUMBER 000-54552

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
(Exact Name of small business issuer as specified in its charter)

Nevada	98-0671108
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6365 NW 6th Way, Suite 160, Ft Lauderdale, FL 33309
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (800) 431-5654

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of December 22, 2014, the issuer had 221,660,000 outstanding shares of Common Stock.

PART I
ITEM 1. FINANCIAL STATEMENTS.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc)
BALANCE SHEETS
(unaudited)

	October 31,	July 31,
	2014	2014
ASSETS
Current assets
Cash	$-	$-
Total current assets:	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$7,868	$3,213
Loans from related party	5,000	-
Total current liabilities	12,868	3,213

Total liabilities	12,868	3,213

Stockholders' deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 221,660,000 shares issued and outstanding as of October 31, 2014 and July 31, 2014	221,660	221,660
Additional paid- in capital	249,501	249,501
Common stock subscription	35,000	35,000
Accumulated deficit	(519,029)	(509,374)
Total stockholders' deficit	(12,868)	(3,213)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,
	2014	2013
Revenues	$-	$-

Operating expenses:
General and administrative	1,655	3,175
Professional fees	8,000	5,000
Management fees, related party	-	105,000
Stock based compensation, related party	-	22,500

Total operating expenses	9,655	135,675

Net operating loss	(9,655)	(135,675)

Other income (expense)	-	-

NET LOSS	$(9,655)	$(135,675)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-basic and diluted	221,660,000	220,660,000

The accompanying notes are an integral part of these financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,655)	$(135,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	22,500
Increase (decrease) in accounts payable and accrued expenses	4,655	(580)
Increase in accounts payable, related party	5,000	105,000
Net cash used in operating activities	-	(8,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related party	-	12,055
Net cash provided by financing activities	-	12,055

Net increase in cash	-	3,300

Cash, beginning of the period	-	215
Cash, end of period	$-	$3,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited financial statements follows:

GENERAL

The following (a) balance sheets as of October 31, 2014 and July 31, 2014, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of New York Sub Company (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2014 are not necessarily indicative of results that may be expected for the year ending July 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2014 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 13, 2014.

BASIS OF PRESENTATION

New York Sub Company (the "Company," "we," "our," "us"), formerly known as Easy Organic Cookery, Inc., was incorporated in the State of Nevada on July 6, 2010 for the purpose of offering free organic recipes, easy and fast to prepare and also to provide services to deliver the right ingredients, appliances and complete organic food programs for those who want a healthier eco-friendly lifestyle every day.

On November 26, 2014, effective December 3, 2014, the Company changed its name from Easy Organic Cookery, Inc. to New York Sub Company.  In addition, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from ECOO.OB to NSUB.OB.

GOING CONCERN

The Company's unaudited financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of ($12,868), an accumulated deficit of ($519,029) and net loss from operations for the three months ended October 31, 2014 of ($9,655). The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The unaudited financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents held at October 31, 2014 or July 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At October 31, 2014 and July 31, 2014, the balance did not exceed the federally insured limit.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014 and July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

NOTE 2 - STOCKHOLDERS' DEFICIT

On November 10, 2014, effective December 3, 2014, the Company filed amended and restated Articles of Incorporation increasing the number of authorized shares of common stock, $0.001 par value to 1,500,000,000.

In addition, the Company effected a 1-for-20 forward stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 11,083,000 outstanding shares of the Company’s common stock were exchanged for 221,660,000 shares of the Company's common stock. All per share amounts and number of shares in the unaudited financial statements and related notes have been retroactively restated to reflect the forward stock split resulting in the transfer of $210,577 to common stock from additional paid in capital ($15,013) and accumulated deficit ($195,564) at July 31, 2013.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company's officers loaned funds to the Company for working capital purposes.  The loans are unsecured, payable on demand and non-interest bearing.  As of October 31, 2014 and July 31, 2014, there were $5,000 and $-0- in loans outstanding, respectively.

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

OVERVIEW

New York Sub Company ("we", "the Company"), formerly known as Easy Organic Cookery, Inc. was incorporated in the State of Nevada as a for-profit Company on July 6, 2010 and established a fiscal year end of July 31.  Due to economic conditions and the limited amount of funding raised in our offering of shares, the company has been unable to attain any level of success. In order to maximize shareholder value there was a change of management and we are now considering available options for future growth.

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

As of October 31, 2014 we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $9,655 and $135,675 for the three months ended October 31, 2014 and 2013, respectively, with no revenues for either  period. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  The decrease in operating expenses for the current period were primarily an accrual for salaries and stock based compensation of $127,500 for the three months ended October 31, 2013 compared to $-0- for the current period.  Our net losses are $9,655 and $135,675 for the three months then ended October 31, 2014 and 2013, respectively.

Cash flows provided by investing activities were $-0- for the three months ended October 31, 2014 and 2013.

Cash flows provided by financing activities were $-0- and $12,055 for the three months ended October 31, 2014 and 2013, respectively.  For the three months ended October 31, 2013, cash flows were primarily provided by related party loans.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2014 and July 31, 2014 was $-0-.   As of October 31, 2014, we had $12,868 in outstanding liabilities, consisting of accounts payable and accrued liabilities of $7,868 and loans from related parties of $5,000.  Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We have generated no revenue since inception to October 31, 2014.

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

As of October 31, 2014 we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

OFF BALANCE SHEET ARRANGEMENT

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan. Our President, Dan Patterson, has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan.  However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Dan Patterson's expression is neither a contract nor agreement between him and the company.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1       Articles of Incorporation of New York Sub Company (F.K.A Easy Organic Cookery, Inc.) (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2010)

3.2       Bylaws of New York Sub Company (F.K.A Easy Organic Cookery, Inc.) (incorporated by reference from  our Registration Statement on Form S-1 filed on September 17, 2010)

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

NEW YORK SUB COMPANY
(F.K.A Easy Organic Cookery, Inc.)

By:  /s/ Daniel R. Patterson
Daniel R. Patterson
President, Secretary Treasurer, Principal
Executive Officer, Principal Financial
Officer and Director

Dated: December 22, 2014