Form 10-Q
period 2015-01-31
New York Sub Co
filed 2015-03-16
CIK 1498622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
220,660,000 common shares issued and outstanding as of March 16, 2015.

PART I
ITEM 1.               FINANCIAL STATEMENTS.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc)
CONDENSED BALANCE SHEETS

	January 31,	July 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets:	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$11,368	$3,213
Loans from related party	22,342	-
Total current liabilities	33,710	3,213

Total liabilities	33,710	3,213

Stockholders' deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 220,660,000 and 221,660,000 shares issued and outstanding as of January 31, 2015 and July 31, 2014, respectively	220,660	221,660
Additional paid in capital	54,937	53,937
Common stock subscription	35,000	35,000
Accumulated deficit	(344,307)	(313,810)
Total stockholders' deficit	(33,710)	(3,213)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	4,842	3,242	6,497	6,417
Professional fees	9,500	1,750	17,500	6,750
Management fees, related party	6,500	30,000	6,500	135,000
Stock based compensation, related party	-	2,500	-	25,000

Total operating expenses	20,842	37,492	30,497	173,167

Operating loss	(20,842)	(37,492)	(30,497)	(173,167)

Provision for income taxes	-	-	-	-

NET LOSS	$(20,842)	$(37,492)	$(30,497)	$(173,167)

Net loss per common share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-basic	221,116,522	220,660,000	221,388,261	220,660,000

The accompanying notes are an integral part of these condensed financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,497)	$(173,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	25,000
Increase in accounts payable and accrued expenses	8,155	1,311
Increase in accounts payable, related party	-	135,000
Net cash used in operating activities	(22,342)	(11,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft		2
Proceeds from loans from related party	22,342	11,639
Net cash provided by financing activities	22,342	11,641

Net increase in cash	-	(215)

Cash, beginning of the period	-	215
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

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

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended January 31, 2015 are not necessarily indicative of the operating results that may be expected for the year ended July 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2014 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 13, 2014.

GOING CONCERN

The Company's unaudited condensed financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of ($33,710), an accumulated deficit of ($344,307) and net loss from operations for the six months ended January 31, 2015 of ($30,497). The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents held at January 31, 2015 or July 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At January 31, 2015 and July 31, 2014, the balance did not exceed the federally insured limit.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015 and July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

RECLASSIFICATION

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet determined the impact of ASU 2014-09 on its  results of operations, financial condition, or cash flows.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

In July 2014, the Company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on the Company's results of operations, financial condition, or cash flows.

On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved After the Requisite Service Period.  The update is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in "Compensation - Stock Compensation (Topic 718)" as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. The Company does not expect the adoption of this pronouncement to have an impact on our financial statements as this guidance mirrors our existing policy for such share-based awards.

The Company does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - STOCKHOLDERS' DEFICIT

On November 10, 2014, effective December 3, 2014, the Company filed amended and restated Articles of Incorporation increasing the number of authorized shares of common stock, $0.001 par value to 1,500,000,000.

In addition, the Company effected a 1-for-20 forward stock split of its issued and outstanding shares of common stock, $0.001 par value, whereby 11,083,000 outstanding shares of the Company’s common stock were exchanged for 221,660,000 shares of the Company's common stock. All per share amounts and number of shares in the unaudited condensed financial statements and related notes have been retroactively restated to reflect the forward stock split resulting in the reclassification of the Company’s stockholders’ equity which included an increase in the carrying value of common stock by $210,577 and a decrease in additional paid in capital by $210,577 at July 31, 2013.

On December 12, 2014, the Company canceled 1,000,000 shares of its common stock previously issued for services rendered.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company's officers have loaned funds to the Company for working capital purposes.  The loans are unsecured, payable on demand and non-interest bearing.  As of January 31, 2015 and July 31, 2014, there were $22,342 and $-0- in loans outstanding, respectively.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean New York Sub Company, unless otherwise indicated. We have no subsidiaries.

General Overview

Our company was incorporated in the State of Nevada as a for-profit company on July 6, 2010 under the name Easy Organic Cookery, Inc. and established a fiscal year end of July 31.

On November 10, 2014, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary New York Sub Company, a Nevada corporation, to effect a name change from Easy Organic Cookery, Inc. to New York Sub Company. New York Sub Company was formed solely for the change of name.

Articles of Merger to effect the merger and change of name were filed with the Nevada Secretary of State on November 26, 2014, with an effective date of December 3, 2014.

Also on November 10, 2014, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for 20 new basis, such that our authorized capital increased from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock and, correspondingly, our then issued and outstanding increased from 11,083,000 shares of common stock to 221,660,000 shares of common stock, all with a par value of $0.001.

A Certificate of Change for the forward stock split was filed with the Nevada Secretary of State on November 26, 2014, with an effective date of December 3, 2014.

These amendments were reviewed by the Financial Industry Regulatory Authority (“FINRA”) and were approved for filing with an effective date of December 3, 2014.  The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 3, 2014. Our trading symbol was changed to “NSUB”. Our CUSIP number is 650057 102.

Due to economic conditions and the limited amount of funding raised in our offering of shares, our company has been unable to attain any level of success. In order to maximize shareholder value there was a change of management and we are now considering available options for future growth.

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

Historically, we have been able to raise a limited amount of capital through sales of our equity stock, but we are uncertain about our continued ability to raise funds by sales of our stock. We currently are negotiating to acquire a business but as of the date of filing, has not been consummated. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a combination or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the quarter ended January 31, 2015 which are included herein.

Our operating results for the three and six month periods ended January 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2015	Three Month Period Ended January 31, 2014	Six Month Period Ended January 31, 2015	Six Month Period Ended January 31, 2014
General and administrative	$4,842	$3,242	$6,497	$6,417
Professional fees	$9,500	$1,750	$17,500	$6,750
Management fees, related party	$6,500	$30,000	$6,500	$135,000
Stock based compensation, related party	$-	$2,500	$-	$25,000
Net loss	$(20,842)	$(37,492)	$(30,497)	$(173,167)

We are still have not generated  revenues to date.

We incurred operating expenses of $20,842 and $37,492 for the three month periods ended January 31, 2015 and 2014, respectively. The decrease of 16,650 in operating expenses for the three month periods ended January 31, 2015 was primarily due to reduction in management fees and stock based compensation.  Our net losses were $20,842 and $37,492 for the three month periods ended January 31, 2015 and 2014, respectively.

We incurred operating expenses of $30,497 and $173,167 for the six month periods ended January 31, 2015 and 2014, respectively. The decrease of 142,670 in operating expenses for the six month periods ended January 31, 2015 was primarily due to reduction in management fees and stock based compensation.  Our net losses are $30,497 and $173,167 for the six month periods ended January 31, 2015 and 2014, respectively.

These expenses for the three and six month periods ended January 31, 2015 and 2014 consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

	At January 31, 2015 ($)		At July 31, 2014 ($)
Current Assets	$	Nil	$	Nil
Current Liabilities		$33,710		$3,213
Working Capital (Deficit)		$(33,710)		$(3,213)

Cash Flows

	Six Month Period Ended January 31, 2015 ($)		Six Month Period Ended January 31, 2014 ($)
Cash Flows used in Operating Activities		$(22,342)		$(11,856)
Cash Flows used in Investing Activities	$	Nil	$	Nil
Cash Flows provided by Financing Activities		$22,342		$11,641
Net Increase (Decrease) in Cash During Period	$	Nil		$(215)

As of January 31, 2015, our total assets were $Nil and our total liabilities were $33,710 and we had a working capital deficit of $33,710. Our unaudited interim financial statements report a net loss of $30,497 for the six months ended January 31, 2015 compared to a net loss of $173,167 for the same period in 2014.

Our cash balance at January 31, 2015 was $Nil compared with $Nil in cash as of July 31, 2014. As of January 31, 2015, we had $33,710 in outstanding liabilities, consisting of accounts payable and accrued liabilities of $11,368 and loans from related parties of $22,342.

Cash flows used in operating activities during the six month period ended January 31, 2015 was $22,342 compared with $11,856 used in operating activities during the six month period ended January 31, 2015.

Cash flows provided by investing activities were $Nil for the six month periods ended January 31, 2015 and 2014.

Cash flows provided by financing activities during the six month period ended January 31, 2015 was $22,342 compared with $11,641 provided by financing activities during the six month period ended January 31, 2014. For the six months ended January 31, 2015, cash flows provided by financing activities were primarily provided by related party loans.

Plan of Operation

Due to economic conditions and the limited amount of funding raised in our offering of shares, our company has been unable to attain any level of success. In order to maximize shareholder value there was a change of management and we are now considering available options for future growth.

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

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months (beginning February 2015) will be approximately $105,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Expenses ($)
General and administrative expenses	9,000
Legal and accounting fees	60,000
Management fees, related party	26,000
Other	10,000
Total	$105,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

Going Concern

The unaudited interim financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of the six months ended January 31, 2015, our company had a net loss of $30,497. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Off Balance Sheet Arrangements

Our company is dependent upon the sale of our common shares to obtain the funding necessary to carry out our business plan. Our president, Dan Patterson, has undertaken to provide our company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking. Investors should be aware that Dan Patterson's proposed undertaking is neither a contract nor agreement between him and our company.

Other than the undertaking described above, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by us in the same expense classifications in the condensed consolidated statements of operations, as if such amounts were paid in cash.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 4.                 Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 13, 2014.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.              Risk Factors

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2.                 Unregistered Sales of Equity Securities

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mining Safety Disclosures

Not applicable.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

Exhibit Number	Document Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2010)
3.2	Certificate of Correction (incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2010)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2010)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 9, 2014)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on December 9, 2014)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK SUB COMPANY
Date: March 16, 2015	/s/ Daniel R. Patterson
Daniel R. Patterson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)