Form 10-Q
period 2015-04-30
New York Sub Co
filed 2015-06-19
CIK 1498622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COMMISSION FILE NUMBER 000-54552

NEW YORK SUB COMPANY
(Exact Name of small business issuer as specified in its charter)

Nevada	98-0671108
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

580 Cranes Way, Unit 256, Altamonte Springs, Florida 32701
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (315) 777-1515

6365 NW 6th Way, Suite 160, Ft. Lauderdale, Florida 33309
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
25,660,000 common shares issued and outstanding as of June 18, 2015.

PART I
ITEM 1.               FINANCIAL STATEMENTS.

EXPLANATORY NOTE REGARDING FINANCIAL STATEMENTS

On April 10, 2015 we entered into a Share Exchange Agreement among Focus Franchising, Inc. (“Focus Franchising”) and its sole shareholder pursuant to which, on May 19, 2015, we acquired 100% of the issued and outstanding securities of Focus Franchising.  Upon closing of the transaction, Focus Franchising became our wholly owned subsidiary and we adopted its business and operations.  The financial statements included in this Quarterly Report on Form 10-Q for the period ended April 30, 2015 reflect our business, operations, and financial condition as they were prior to our acquisition of, and financial consolidation with, Focus Franchising.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
BALANCE SHEETS

	April 30,	July 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets:	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$11,368	$3,213
Loans from related party	43,184	-
Total current liabilities	54,552	3,213

Total liabilities	54,552	3,213

Stockholders' deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 220,660,000 and 221,660,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014, respectively	220,660	221,660
Additional paid in capital	54,937	53,937
Common stock subscription	35,000	35,000
Accumulated deficit	(365,149)	(313,810)
Total stockholders' deficit	(54,552)	(3,213)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	4,842	762	11,339	7,179
Professional fees	9,500	1,150	27,000	7,900
Management fees, related party	6,500	30,000	13,000	165,000
Stock based compensation, related party	-	2,500	-	27,500

Total operating expenses	20,842	34,412	51,339	207,579

Net operating loss	(20,842)	(34,412)	(51,339)	(207,579)

Other income (expense)	-	-	-	-

NET LOSS	$(20,842)	$(34,412)	$(51,339)	$(207,579)

Net loss per common share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-basic	220,600,000	220,660,000	221,150,842	220,660,000

The accompanying notes are an integral part of these condensed financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,339)	$(207,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	27,500
Increase (decrease) in accounts payable and accrued expenses	8,155	1,035
Increase in accounts payable, related party	-	165,000
Net cash used in operating activities	(43,184)	(14,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related party	43,184	13,871
Net cash provided by financing activities	43,184	13,871

Net decrease in cash	-	(173)

Cash, beginning of the period	-	215
Cash, end of period	$-	$42

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2015
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

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended April 30, 2015 are not necessarily indicative of the operating results that may be expected for the year ended July 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2014 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 13, 2014.

GOING CONCERN

The Company's unaudited condensed financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of ($54,552), an accumulated deficit of ($365,149) and net loss from operations for the nine months ended April 30, 2015 of ($51,339). The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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
APRIL 30, 2015
(unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents held at April 30, 2015 or July 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At April 30, 2015 and July 31, 2014, the balance did not exceed the federally insured limit.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015 and July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NEW YORK SUB COMPANY
(Formerly known as Easy Organic Cookery, Inc.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2015
(unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company's officers have loaned funds to the Company for working capital purposes.  The loans are unsecured, payable on demand and non-interest bearing.  As of April 30, 2015 and July 31, 2014, there were $43,184 and $-0- in loans outstanding, respectively.

NOTE 4 – SUBSEQUENT EVENTS

Reverse Acquisition

On April 10, 2015 the Company entered into a Share Exchange Agreement among Focus Franchising, Inc. (“Focus Franchising”) and its sole shareholder pursuant to which the Company agreed, subject to satisfaction of certain closing conditions, to acquire 100% of the issued and outstanding securities of Focus Franchising by issuing to its sole shareholder 15,000,000 common shares in the capital stock of our company.  Focus Franchising is a Florida corporation and the franchisor of full-service sandwich shops that offer submarine sandwiches, chili, soups, salads, beverages and other food products and services.  The Company first announced the Share Exchange Agreement in our current report on Form 8-K filed on April 10, 2015.

On May 19, 2015 the Company closed the transaction pursuant to the Share Exchange Agreement by issuing 15,000,000 restricted common shares of our Company to the shareholder of Focus Franchising in reliance on the exemptions from registration set out Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933. The Company concurrently cancelled 210,000,000 of our previously issued and outstanding shares.  The 15,000,000 common shares constitute approximately 58% of our issued and outstanding securities as at May 19, 2015.  As a result of the closing, Focus Franchising has become the Company’s wholly owned subsidiary.

As a result of the cancellation of 210,000,000 of our common shares and issuance of 15,000,000 common shares pursuant to the share exchange agreement and share cancellation described in above, Focus Acquisitions, LLC acquired voting and dispositive control over approximately 58% (15,000,000 common shares) of the issued and outstanding voting securities.   There are no arrangements or understandings among any of our shareholders known to our company with respect to the election of directors and other matters. The Company does not currently have any other arrangements which if consummated may result in a change of control of our company.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean New York Sub Company, unless otherwise indicated. We have no subsidiaries as of April 30, 2015 (see below).

Our Corporate History and Background

Our company was incorporated in the State of Nevada as a for-profit company on July 6, 2010 under the name Easy Organic Cookery, Inc. and established a fiscal year end of July 31.  Our initial business plan was to develop a website to provide cooking and nutrition resources and related services.  We were unable to execute our initial business plan due to unfavorable economic conditions and to our inability to raise significant capital through equity financing.  As a result our management has since engaged in the evaluation of alternative strategies to preserve the investment of our shareholders in our common shares and to ensure our continuation as a going concern. These strategies have included sourcing additional forms of financing, and seeking opportunities for the development of our business through acquisition, joint venture, or business combination, among others.

On September 21, 2012, our founding officer and director, Toshiko Iwamoto Kato,  resigned as our President, Chief Executive Officer,  Treasurer,  Chief Financial Officer, Secretary and sole Director. Anthony Gallo was concurrently appointed as our President and Chief Executive Officer, Treasurer,  Chief  Financial  Officer, Secretary and sole Director.

Effective July 15, 2014, Anthony Gallo resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.  Daniel R. Patterson was concurrently appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

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

On April 10, 2015 we entered into a Share Exchange Agreement among Focus Franchising, Inc. (“Focus Franchising”) and its sole shareholder pursuant to which, on May 19, 2015, we acquired 100% of the issued and outstanding securities of Focus Franchising by issuing to its sole shareholder 15,000,000 common shares in the capital stock of our company.  Focus Franchising is a Florida corporation and the franchisor of full-service sandwich shops that offer submarine sandwiches, chili, soups, salads, beverages and other food products and services.

Upon closing of the transaction, Focus Franchising became our wholly owned subsidiary and we adopted its business and operations.

About Focus Franchising, Inc.

Focus Franchising, Inc. was incorporated in the State of Florida on March 21, 2013.  We do business under the name “Jreck Subs" and “Jreck Subs Shops". Its principal business address is 531 Washington Street, Suite 4124, Watertown, New York 13601. We are a franchisor of fast and casual restaurants that operate under the “Jreck Subs” name.   Jreck Subs Shops offer high quality and reasonably priced, hot and cold sandwiches, homemade quality soups and innovative hot and cold side orders in forty-three locations across New York State.  We compete with other submarine sandwich shops, delicatessen-style restaurants, bakeries, fast food restaurants, convenience stores, full service restaurants and grocery and specialty stores that offer sandwiches and similar items.

Focus Franchising owns all of the rights, title and interest in and to the Jreck Subs’ brand, intellectual property, franchise agreements, trade dress and trade secrets.  Collectively, these assets constitute a proprietary system, known as the “Jreck Subs System”, for developing, opening and operating businesses specializing in the offer and sale of submarine sandwiches and a variety of food products and related services.   The Jreck Subs System is the result of extensive expertise, research, development, and refinement, which began in 1974.  The founders of the original business started preparing submarine style sandwiches and incorporated Jreck Subs, Inc., our predecessor company, in 1974.

The Jreck Subs System includes (without limitation) systems and techniques for the operation of a retail food service business; food and beverage preparation, service and storage; procedures; recipes and ingredients; menus; portion sizes; methods and techniques for offering and selling food and beverage products; special techniques for packaging, display, merchandising and marketing of food and non-food products; operating procedures for sanitation and maintenance; distinctive exterior and interior design, decor, color scheme and furnishings; marketing methods; market research; management assistance; operations and administrative systems; promotional programs; advertising; training programs; business and reporting forms; bookkeeping and accounting materials and techniques; management and control systems; office procedures; staffing procedures; standards of interior and exterior design and decor; integrated use of computer software and hardware; equipment specifications; and, in general, a style, system and technique of business operation and procedure developed through our business experience. We continue to expend time, skill and money to investigate new or substitute procedures, systems, services, products, programs and activities and, if we consider it desirable, to develop and integrate them into the Jreck Subs System.

All the material assets of Focus Franchising, Inc. (including all trademarks and the rights to receive future royalties) serve as collateral for certain debt obligations of its former parent company, Focus Acquisitions, LLC.  Those debt obligations total approximately $1,100,000 as at April 30, 2015 and as at the date of this report. .  The debt obligations are documented by a Modified (Secured Promissory Note) dated February 7, 2014 which is due and payable on demand.

Operational Model and Revenue Structure

We derive revenues from franchising fees, royalty and services fees, and advertising fees.

Currently, franchisees pay an Initial Franchise Fee of $30,000 for their first Jreck Subs Shop franchise, and $15,000 for their second and each additional Jreck Subs Shop franchise. Our franchisees pay a royalty and services fees equal to 6% of their net sales and an advertising fee of equal to 2% of net sales.  Fees are payable weekly in arrears.  We allocate a percentage of advertising fees to one or more regional advertising cooperatives and the remainder to our advertising. We may change this allocation periodically.

We also derives revenues from a range of goods and support services provided to our franchisees both prior to and after opening including site selection and research assistance, employee and shop manager training, annual conference or convention fees, and product supply fees, including food, food service, and advertising products purchase by us and supplied to our franchisees.

Our Franchises and Franchise Development

At both September 30, 2014 and 2013, there were 38 franchised Jreck Subs restaurants, all of which are located in New York State.  As at the date of this report there are 43 franchised Jreck Subs restaurants in New York State.

Growth in franchise operations occurs through the opening of new Jreck restaurants by new and existing franchisees. We currently employ a team of 6 experienced franchise professionals, who oversee both franchise development and franchise operations.  We seek to locate our franchises in smaller cities and suburban areas where they fill a significant market niche.

We intend to significantly increase our presence in the New York State market from 43 to 114 stores over the next five years.  Our expansion efforts will be focused around the Finger Lakes, and the Southern corridor of New York including Ithaca, Cortland and Binghamton and the Rochester, New York market.  As at the date of this report, there are no definitive arrangements for the addition of new franchises.

We will also seek to enter select regions outside of New York State by entering into multi-unit franchise development companies rather than seeding company owned stores.  To that end, we have targeted the states of Florida, Tennessee, Louisiana, various New England states, and Canada as desirable regions for expansion, and have Jreck Subs has established relationships with well-funded franchise operators in each of these areas.  However, as at the date of this current report, we have not entered into any definitive agreements with any such franchise operators.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the quarter ended April 30, 2015 which are included herein.  On April 10, 2015 we entered into a Share Exchange Agreement among Focus Franchising, Inc. (“Focus Franchising”) and its sole shareholder pursuant to which, on May 19, 2015, we acquired 100% of the issued and outstanding securities of Focus Franchising.  Upon closing of the transaction, Focus Franchising became our wholly owned subsidiary and we adopted its business and operations.  The results of operations described below reflect our business, operations, and financial condition as they were prior to our acquisition of, and financial consolidation with, Focus Franchising.

Our operating results for the three and nine month periods ended April 30, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended April 30, 2015	Three Month Period Ended April 30, 2014	Nine Month Period Ended April 30, 2015	Nine Month Period Ended April 30, 2014
General and administrative	$4,842	$762	$11,339	$7,179
Professional fees	$9,500	$1,150	$27,000	$7,900
Management fees, related party	$6,500	$30,000	$13,000	$165,000
Stock based compensation, related party	$-	$2,500	$-	$27,500
Net loss	$(20,842)	$(34,412)	$(51,339)	$(207,579)

As at April 30, 2015, prior to our acquisition of Focus Franchising, we had not generated any revenues.

We incurred operating expenses of $20,842 and $34,412 for the three month periods ended April 30, 2015 and 2014, respectively. The decrease of 13,570 in operating expenses for the three month periods ended April 30, 2015 was primarily due to reduction in management fees and stock based compensation.  Our net losses were $20,842 and $34,412 for the three month periods ended April 30, 2015 and 2014, respectively.

We incurred operating expenses of $51,339 and $207,579 for the nine month periods ended April 30, 2015 and 2014, respectively. The decrease of $156,240 in operating expenses for the nine month periods ended April 30, 2015 was primarily due to reduction in management fees and stock based compensation.  Our net losses are $51,339 and $207,579 for the nine month periods ended April 30, 2015 and 2014, respectively.

These expenses for the three and nine month periods ended April 30, 2015 and 2014 consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

	At April 30, 2015 ($)		At July 31, 2014 ($)
Current Assets	$	Nil	$	Nil
Current Liabilities		$54,552		$3,213
Working Capital (Deficit)		$(54,552)		$(3,213)

Cash Flows

	Nine Month Period Ended April 30, 2015 ($)		Nine Month Period Ended April 30, 2014 ($)
Cash Flows used in Operating Activities		$(43,184)		$(14,044)
Cash Flows used in Investing Activities	$	Nil	$	Nil
Cash Flows provided by Financing Activities		$43,184		$13,871
Net Increase (Decrease) in Cash During Period	$	Nil		$(173)

As of April 30, 2015, our total assets were $Nil and our total liabilities were $54,552 and we had a working capital deficit of $54,552. Our unaudited interim financial statements report a net loss of $51,339 for the nine months ended April 30, 2015 compared to a net loss of $207,579 for the same period in 2014.

Our cash balance at April 30, 2015 was $Nil compared with $Nil in cash as of July 31, 2014. As of April 30, 2015, we had $54,552 in outstanding liabilities, consisting of accounts payable and accrued liabilities of $11,368 and loans from related parties of $43,184.

Cash flows used in operating activities during the nine month period ended April 30, 2015 was $43,184 compared with $14,044 used in operating activities during the nine month period ended April 30, 2014.

Cash flows provided by investing activities were $Nil for the nine month periods ended April 30, 2015 and 2014.

Cash flows provided by financing activities during the nine month period ended April 30, 2015 was $43,184 compared with $13,871 provided by financing activities during the nine month period ended April 30, 2014. For the nine months ended April 30, 2015, cash flows provided by financing activities were primarily provided by related party loans.

Plan of Operation

Due to economic conditions and the limited amount of funding raised in our offering of shares, our company has been unable to attain any significant growth.  In order to maximize shareholder value on May 19, 2015, we acquired Focus Franchising as a wholly owned subsidiary and adopted its business and operations.   Focus Franchising is a Florida corporation and the franchisor of Jreck Sub Shops, full-service sandwich shops that offer submarine sandwiches, chili, soups, salads, beverages and other food products and services.

Our plan of operation is to support and develop existing Jreck Sub Shop franchises, and to expand our franchise operations through the opening of new Jreck restaurants by new and existing franchisees. In that regard we intend to significantly increase our presence in the New York State market from 43 to 114 stores over the next five years.  We will also seek to enter select regions outside of New York State by entering into multi-unit franchise development companies rather than seeding company owned stores.  As at the date of this report, there are no definitive arrangements for the addition of new franchises.

We continue to be dependent on the proceeds of equity and non-equity financing to fund our operations. No assurances can be given that our actual cash requirements will fall within our budget, that anticipated revenues will be realized when needed or that financing will be available to us when required.  As at the date of this report, we have nominal cash on hand and do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Cash Requirements

Over the next 12 months we intend to carry on business as a franchisor of full-service sandwich shops through our wholly owned subsidiary. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)
Payroll and benefits	$200,000
General and administrative	150,000
Travel and entertainment	100,000
Professional fees	200,000
Marketing and advertising	100,000
Depreciation	5,000
Total	$755,000

We will require funds of approximately $755,000 over the next twelve months to execute our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we are unable to raise sufficient funds, we intend to prioritize essential operations, and eliminate non-essential expenses by scaling costs related to our planned franchise expansion efforts.  There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may not generate significant net income or continue to profitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

The unaudited interim financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of the nine months ended April 30, 2015, our company had a net loss of $51,339. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Item 2.                 Unregistered Sales of Equity Securities

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mining Safety Disclosures

Not applicable.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

Exhibit Number	Document Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2010)
3.2	Certificate of Correction (incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2010)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2010)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 9, 2014)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on December 9, 2014)
3.6	Entry into a Material Definitive Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2015)
3.7	Completion of Acquisition of Assets (incorporated by reference to our Current Report on Form 8-K filed on May 26, 2015
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK SUB COMPANY
Date: June 19, 2015	/s/ Daniel R. Patterson
Daniel R. Patterson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)