Form 10-Q
period 2015-06-30
New York Sub Co
filed 2015-08-12
CIK 1498622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
520,660,000 common shares issued and outstanding as of August 12, 2015.

NEW YORK SUB COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEW YORK SUB COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$20,612	$2,275
Accounts receivable, net	46,085	51,615
Total current assets	66,697	53,890

Equipment, net	14,026	17,266

Total assets	$80,723	$71,156

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$67,631	$58,999
Income taxes payable	74,200	-
Unearned income	9,661	75,079
Total current liabilities	151,492	134,078

Stockholders' deficit:
Common stock, $0.001 par value; 1,500,000,000 shares authorized, 25,660,000 and 15,000,000 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	25,660	15,000
Common stock subscription	35,000	-
Deficit	(131,429)	(77,922)
Total stockholders' deficit	(70,769)	(62,922)

Total liabilities and stockholders' deficit	$80,723	$71,156

See the accompanying notes to these unaudited condensed consolidated financial statements.

NEW YORK SUB COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
REVENUE:
Royalty and service fees	$250,456	$98,697	$601,232	$385,417
Rebate and incentive revenues	67,849	4,331	195,479	52,907
Total revenue	318,305	103,028	796,711	438,324

OPERATING EXPENSES:
Payroll and benefits	153,073	11,563	270,162	111,833
General and administrative	124,758	12,203	153,105	33,678
Travel and entertainment	18,908	11,877	53,396	32,263
Professional fees	77,398	11,659	105,487	34,852
Marketing and advertising	13,569	5,134	20,964	57,603
Depreciation	1,080	1,141	3,240	3,425
Total operating expenses	388,786	53,577	606,354	273,654

Net (loss) income before income taxes	(70,481)	49,451	190,357	164,670

Provision for income taxes	(27,500)	-	74,200	-

NET (LOSS) INCOME	$(42,981)	$49,451	$116,157	$164,670

Net (loss) income per common share, basic and diluted	$(0.00)	$0.00	$0.01	$0.01

Weighted average number of common shares outstanding, basic and diluted	19,920,000	15,000,000	16,640,000	15,000,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

NEW YORK SUB COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED JUNE 30, 2015
(unaudited)

			Common
	Common Stock		Stock
	Shares	Amount	Subscription	Deficit	Total
Balance, October 1, 2014	15,000,000	$15,000	$-	$(77,922)	$(62,922)
Distributions	-	-	-	(124,004)	(124,004)
Effect of reverse merger:
Common stock issued in connection with the share exchange transaction	10,660,000	10,660	35,000	(45,660)	-
Net income	-	-	-	116,157	116,157
Balance, June 30, 2015	25,660,000	$25,660	$35,000	$(131,429)	$(70,769)

See the accompanying notes to these unaudited condensed consolidated financial statements.

NEW YORK SUB COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,157	$164,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,240	3,425
Bad debt expense	105,491	-
Changes in operating assets and liabilities:
Accounts receivable	(99,961)	(31,287)
Accounts payable	8,632	(32,717)
Income taxes payable	74,200	-
Unearned income	(65,418)	(58,086)
Net cash provided by operating activities	142,341	46,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(250)
Net cash used in investing activities	-	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(124,004)	(70,173)
Net cash used in financing activities	(124,004)	(70,173)

Net increase (decrease) in cash	18,337	(24,418)

Cash, beginning of period	2,275	28,954
Cash, end of period	$20,612	$4,536

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

NEW YORK SUB COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 1 –BUSINESS AND RECAPITALIZATION

Business and organization

New York Sub Company (the "Company," "we," "our," "us"), formerly known as Easy Organic Cookery, Inc., was incorporated in the State of Nevada on July 6, 2010.  On November 26, 2014, effective December 3, 2014, the Company changed its name from Easy Organic Cookery, Inc. to New York Sub Company.  In addition, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from ECOO.OB to NSUB.OB.

The Company operates as a franchisor of fast and casual restaurants under the “Jreck Subs” name.   Jreck Subs Shops offer high quality and reasonably priced, hot and cold sandwiches through Focus Franchising Inc., a wholly owned subsidiary incorporated in the State of Florida on March 21, 2013 (see below).

On April 10, 2015,  the Company entered into a Share Exchange Agreement among Focus Franchising, Inc. (“Focus Franchising”) and its sole shareholder pursuant to which the Company agreed, subject to satisfaction of certain closing conditions, to acquire 100% of the issued and outstanding securities of Focus Franchising by issuing to its sole shareholder 15,000,000 common shares in the common stock of the Company.  On May 19, 2015 the Company closed the transaction pursuant to the Share Exchange Agreement by issuing 15,000,000 restricted common shares of the Company to the shareholder of Focus Franchising.  The Company concurrently cancelled 10,500,000 of our previously issued and outstanding shares.  The 15,000,000 common shares constitute approximately 58% of our issued and outstanding securities as at May 19, 2015.  As a result of the closing, Focus Franchising has become the Company’s wholly owned subsidiary. As the owners Focus Franchising obtained voting and operating control of New York Sub Company after the Share Exchange and New York Sub Company was non-operating, had no assets or liabilities and did not meet the definition of a business, the transaction has been accounted for as a recapitalization of Focus Franchising, Inc.  accompanied by the issuance of its common stock for outstanding common stock of New York Sub Company, which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on July 6, 2010 (inception date) and accordingly all share and per share amounts have been adjusted.  As a result of the closing, the Company changed its fiscal reporting year from July 31 to September 30.

The consolidated financial statements include the accounts of New York Sub Company and its wholly owned subsidiary; Focus Franchising, Inc. (collectively hereafter referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Interim financial statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of September 30, 2014 contained herein has been derived from audited financial statements which were filed on Form 8-K on May 26, 2015.

NEW YORK SUB COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending September 30, 2015. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2014 included in the Company’s  Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on May 26, 2015.

Revenue Recognition

The Company receives fees for the granting of franchise rights, which is recognized as revenue when the Company receives a signed contract and has substantially performed all services required by the franchise agreement. Until such time, fees received are deferred and are recorded as unearned income in the accompanying balance sheets. There were no fees recognized for granting franchise rights for the nine months ended June 30, 2015 and 2014.

The franchise agreements provide for ongoing royalty payments, which are based upon specified percentages of gross sales (up to 6%). Such fees are recognized as earned in accordance with the specific terms of each agreement and to the extent collectability is reasonably assured. In exchange for its fees, a franchisee receives access to the Company’s system comprised of distinctive signage, uniform standards, specifications and procedures, marketing programs, purchasing assistance, preferred vendor relationships, business, financial and operational analysis, training and assistance and the advertising fund, all of which may change from time to time at the Franchising Division’s discretion.

The Company recognizes revenue for rebates and incentives from preferred vendors when all requirements to receive the rebates and incentives have been satisfied. Rebates and incentives received, but not earned, are recorded in unearned income in the accompanying balance sheets.

Revenue related to advertising fees is recorded net of advertising expenses in the accompanying statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are based on amounts billed to franchisees and amounts due from vendors for rebates. The Company extends credit to franchisees based on the terms stated in the respective franchise agreements and generally does not require collateral.

The Company provides an allowance for doubtful accounts, which is based upon review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due upon the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the franchisee. Management has determined allowance for doubtful accounts of June 30, 2015 of $105,491. Management has determined an allowance for doubtful accounts was required as of September 30, 2014 of $42,450. However, actual delinquent receivables could exceed the established allowance for doubtful accounts.

Equipment

Equipment consists of bread pans to be used by an outside vendor on behalf of the franchisees and is recorded at cost less accumulated depreciation $16,189 and $21,582 as of June 30, 2015 and September 30, 2014, respectively. Depreciation is computed using the straight line balance method over the estimated useful lives of the assets (7 years).

NEW YORK SUB COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Long-lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets (equipment) whenever events or circumstances indicate the carrying amount may not be recoverable. No asset impairment was recognized during the nine months ended June 30, 2015 or 2014.

Advertising Fund and Expenses

Under the terms of the franchise agreements, the Company bills and collects a weekly advertising fee from its franchisees (up to 2% of gross sales). The amounts billed and collected are restricted to pay for costs of preparing and producing various advertising materials for the franchisees’ facilities. The Company records advertising fees received from franchisees as a reduction in marketing and advertising costs in the accompanying statements of operations. The Company expenses franchise development related advertising costs and expenses as those costs are incurred.  Advertising expense was $20,964 and $57,603 (net of $78,183 and $55,669 in advertising fees collected from franchisees) during the nine months ended June 30, 2015 and 2014, respectively. The advertising monies spent in excess of the fees collected from the franchisees have not been recorded as an asset of the Company as these amounts will not be collected from the franchisees. In the event that the Company spent fewer funds than those collected, a liability would be recorded for the excess funds to be used in future periods.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Prior to the recapitalization as described in Note 1, the Company’s subsidiary had elected to be treated as a partnership for federal tax purposes. All income that the Company’s subsidiary generated was reported by its members on their individual tax returns. Accordingly, the Company’s subsidiary was not subject to income taxes and had made no provision for income tax expense in the accompanying financial statements prior to recapitalization.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Franchising Division’s management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

NEW YORK SUB COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.   The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10.  The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Income (Loss) Per Share

Income (loss) Per Share (‘EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2015 and 2014.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. As of June 30, 2015 and September 30, 2014, the Company did not have any outstanding awards.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard will have a material impact on the Company’s  consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NEW YORK SUB COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Certain related parties of the Company collectively own one franchised restaurant as of June 30 2015 and September 30, 2014. Total royalty and service fees recognized from this store equal $0.00 for the nine months ended June 30, 2015 and 2014.

The Company’s wholly owned subsidiary, Focus Franchising, Inc. shares office space and operating expenses with JReck Holdings LLC, the subsidiary’s former parent and is under common control with the majority of the Company’s stockholders.  Since acquisition, the Company has reimbursed its previous parent $93,704 in operating costs and is reflected in current period operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company entered into a five-year Primary Purchase and Distribution Agreement with an unrelated third party effective September 30, 2013, wherein the third party will serve as the Company’s primarily supplier of all dry, refrigerated and frozen food products and other related non-food products for all franchised restaurant locations. Under the terms of the agreement, each of the Company’s restaurants are required to place two orders per week with an overall average order size of $1,445 per delivery. In addition, the Company will receive a 2% purchasing incentive, to be paid on a quarterly basis. Upon execution of the agreement, the Company received an advance payment of the purchasing incentive of approximately $130,000, which was recorded as unearned income in the accompanying balance sheets.  As of June 30, 2015 and September 30, 2014, the unrecognized portion was $9,661 and $75,079, respectively.

General Litigation – The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management, the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position, results of operations and cash flows of the Franchising Division.

Debt Commitments – Virtually all assets of the Company (including the rights to receive future royalties) serve as collateral for certain debt obligations of the previous parent and common owners of the Company that total approximately $1,100,000 and $1,100,000 at June 30, 2015 and September 30, 2014, respectively.

NOTE 5 - STOCKHOLDERS' DEFICIT

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

NOTE 6 - FRANCHISEE CONCENTRATION

During the nine months ended June 30, 2015, the Company recognized 18.6% of total royalty and service fees from four franchise locations owned by one operator.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2015 in connection with the preparation of these financial statements, which is the date the financial statements were available to be issued.

There were no material evens that required recognition or additional disclosure in the financial statements.

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

All the material assets of Focus Franchising, Inc. (including all trademarks and the rights to receive future royalties) serve as collateral for certain debt obligations of its former parent company, Focus Acquisitions, LLC.  Those debt obligations total approximately $1,100,000 as at June 30, 2015 and as at the date of this report.  The debt obligations are documented by a Modified (Secured Promissory Note) dated February 7, 2014 which is due and payable on demand.

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

Our Franchises and Franchise Development

At June 30, 2015 and  September 30, 2014 and 2013, there were  38 and 38 franchised Jreck Subs restaurants, all of which are located in New York State.  As at the date of this report there are 43 franchised Jreck Subs restaurants in New York State.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue.   Total revenue for the three months ended June 30, 2015 was $318,305 comprised of royalty and service fees of $250,456 and rebate and incentive revenues of $67,849, respectively, as compared to total aggregate of $103,028 comprised of $98,697 and $4,331 of royalty and service revenue, and rebate and incentive revenue, respectively for the three months ended June 30, 2014.  The increase of $215,277 or 209% in 2015 in aggregate revenue is primarily due to added franchise locations in 2015.

Operating expenses.  Total operating expenses increased by $335,209 (625%) from $53,577 for the three months ended June 30, 2014 to $388,786 for the current period.  The primary reasons for the increase was payroll and benefits increase of $141,510, general and administrative of $112,555 and professional fees of $65,739.  The increase in payroll is due to officer compensation charged to operations in the current period whereas in 2014, were treated as distributions.  The increase in general and administrative is primarily due to a non-cash bad debt reserve of $105,491 established during the three months ended June 30, 2015 as compared to nil for the same period last year.  The increase in professional fees were in connection to our recent merger.

 Income taxes.  Estimated income tax benefits for the three months ended June 30, 2015 were $27,500 as compared to nil for three months ended June 30, 2014.  Prior to the recapitalization in May 2015, all income of the Company generated was reported by its members on their individual tax returns. Therefore, the Company subsidiary was not subject to income taxes and had made no provision for income tax expense.

Net income (loss).  As a result of the above, the Company realized a net loss of $42,981 for the three months ended June 30, 2015 as compared to net income of $49,451 for the three months ended June 30, 2014.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Revenue.   Total revenue for the nine months ended June 30, 2015 was $796,711 comprised of royalty and service fees of $601,232 and rebate and incentive revenues of $195,479, respectively, as compared to an aggregate of $438,324 comprised of $385,417 and $52,907 of royalty and service revenue, and rebate and incentive revenue, respectively for the nine months ended June 30, 2014.  The increase of $358,387 or 82% in 2015 in aggregate revenue is primarily due to added franchise locations in 2015.

Operating expenses.  Total operating expenses increased by $332,700 (122%) from $273,654 for the nine months ended June 30, 2014 to $606,354 for the current period.  The primary reasons for the increase was payroll and benefits increase of $158,329, general and administrative of $119,427 and professional fees of $70,635.  The increase in payroll is due to officer compensation charged to operations in the current period whereas in 2014, were treated as distributions.  The increase in general and administrative is primarily due to a non-cash bad debt reserve of $105,491 established during the nine months ended June 30, 2015 as compared to nil for the same period last year. The increase in professional fees were in connection to our recent merger.

Income taxes.  Estimated income taxes for the nine months ended June 30, 2015 were $74,200 as compared to nil for nine months ended June 30, 2014.  Prior to the recapitalization in May 2015, all income of the Company generated was reported by its members on their individual tax returns. Therefore, the Company subsidiary was not subject to income taxes and had made no provision for income tax expense.

Net income.  As a result of the above, the Company realized  net income of $116,157 for the nine months ended June 30, 2015 as compared to net income of $164,670 for the nine months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had working capital deficit of $70,769, comprised primarily of cash of $20,612 and accounts receivable of $46,085 offset by $67,631 of accounts payable, $74,200 of accrued income taxes payable and $9,661 unearned income. For the nine months ended June 30, 2015, we generated approximately $142,000 of cash from operating activities primarily from net income of $116,157 and non-cash adjustments of depreciation of $3,240 and bad debt expense of $105,491, offset by net increase in operating assets of $99,961 and net increase in operating liabilities of $17,414. In comparison, for the nine months ended June 30, 2014, we generated approximately $46,005 of cash from operating activities primarily from net income of $164,670 and non-cash adjustment of depreciation of $3,425, offset by net increase in operating assets of $31,287 and net decrease in operating liabilities of $90,803.

 For the nine months ended June 30, 2015 and 2014, net cash used in financing activities were pre-recapitalization distributions of $124,004 and $70,173, respectively.

We did not have any material investing activities for the nine months ended June 30, 2015 or 2014.

Future liquidity requirements

Cash Requirements

Over the next 12 months we intend to carry on business as a food and nutrition product company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Amount ($)
Expense
Payroll and benefits	200,000
General and administrative	150,000
Travel and entertainment	100,000
Professional fees	200,000
Marketing and advertising	100,000
Depreciation	5,000
Total	755,000

Subject to the collection of our accounts receivables as at June 30, 2015, we will require funds of approximately $725,000 over the next twelve months to execute our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we are unable to raise sufficient funds, we intend to prioritize essential operations, and eliminate non-essential expenses by scaling costs related to our planned franchise expansion efforts.  There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may not generate significant net income or continue to profitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company receives fees for the granting of franchise rights, which is recognized as revenue when the Company receives a signed contract and has substantially performed all services required by the franchise agreement. Until such time, fees received are deferred and are recorded as unearned income in the accompanying balance sheets. There were no fees recognized for granting franchise rights for the nine months ended June 30, 2015 and 2014.

The franchise agreements provide for ongoing royalty payments, which are based upon specified percentages of gross sales (up to 6%). Such fees are recognized as earned in accordance with the specific terms of each agreement and to the extent collectability is reasonably assured. In exchange for its fees, a franchisee receives access to the Company’s system comprised of distinctive signage, uniform standards, specifications and procedures, marketing programs, purchasing assistance, preferred vendor relationships, business, financial and operational analysis, training and assistance and the advertising fund, all of which may change from time to time at the Franchising Division’s discretion.

The Company recognizes revenue for rebates and incentives from preferred vendors when all requirements to receive the rebates and incentives have been satisfied. Rebates and incentives received, but not earned, are recorded in unearned income in the accompanying balance sheets.

Revenue related to advertising fees is recorded net of advertising expenses in the accompanying statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are based on amounts billed to franchisees and amounts due from vendors for rebates. The Company extends credit to franchisees based on the terms stated in the respective franchise agreements and generally does not require collateral.

The Company provides an allowance for doubtful accounts, which is based upon review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due upon the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the franchisee. Management has determined allowance for doubtful accounts of June 30, 2015 of $105,491. Management has determined an allowance for doubtful accounts was required as of September 30, 2014 of $42,450. However, actual delinquent receivables could exceed the established allowance for doubtful accounts.

Advertising Fund and Expenses

Under the terms of the franchise agreements, the Company bills and collects a weekly advertising fee from its franchisees (up to 2% of gross sales). The amounts billed and collected are restricted to pay for costs of preparing and producing various advertising materials for the franchisees’ facilities. The Company records advertising fees received from franchisees as a reduction in marketing and advertising costs in the accompanying statements of operations. The Company expenses franchise development related advertising costs and expenses as those costs are incurred.  Advertising expense was $20,964 and $57,603 (net of $78,183 and $55,669 in advertising fees collected from franchisees) during the nine months ended June 30, 2015 and 2014, respectively. The advertising monies spent in excess of the fees collected from the franchisees have not been recorded as an asset of the Company as these amounts will not be collected from the franchisees. In the event that the Company spent fewer funds than those collected, a liability would be recorded for the excess funds to be used in future periods.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.

Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Franchising Division’s management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer/ Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/ Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not required

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

 None

ITEM 6.     EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to exhibit 3.1 our Registration Statement on Form S-1/A filed on February 28, 2011)

3.2	Certificate of Correction (incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-1/A filed on February 28, 2011)

3.3	Bylaws (incorporated by reference to exhibit 3.3 of our Registration Statement on Form S-1/A filed on February 28, 2011)

3.4	Articles of Merger (incorporated by reference to exhibit 3.1 of our Current Report on Form 8-K filed on December 9, 2014)

3.5	Certificate of Change (incorporated by reference to exhibit 3.2 of our Current Report on Form 8-K filed on December 9, 2014)

3.6	Articles of Incorporation of Focus Franchising, Inc. (incorporated by reference to exhibit 3.3 of our Current Report on Form 8-K filed May 26, 2015)

3.7	Bylaws of Focus Franchising, Inc. (incorporated by reference to exhibit 3.4 of our Current Report on Form 8-K filed May 26, 2015)

10.1	Share Exchange Agreement dated April 10, 2015 (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed on April 10, 2015)

10.2	Modified Promissory Note dated February 7, 2014 (incorporate by reference to exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2015)

31.01	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK SUB COMPANY
/s/Daniel R. Patterson
Daniel R. Patterson
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
Date: August 12, 2015